Form 10-Q
period 1996-06-30
DURA PHARMACEUTICALS INC/CA
filed 1996-08-14
CIK 882098

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1996.


[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                        Commission File number 000-19809

                           DURA PHARMACEUTICALS, INC.
             (Exact name of registrant as specified in its charter)

         CALIFORNIA                                          95-3645543
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                         Identification  Number)

5880 PACIFIC CENTER BLVD., SAN DIEGO, CALIFORNIA             92121
    (Address of principal executive offices)               (Zip Code)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE IS (619) 457-2553

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
        [ X ] Yes   [   ]  No

The number of shares of the Registrant's Common Stock outstanding as of June 30, 1996 was 37,471,880, as adjusted for the 100% stock dividend effective July 1, 1996.

                           DURA PHARMACEUTICALS, INC.
                                      INDEX

                                                                          Page No.
                                                                          --------
PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements
           Consolidated Balance Sheets -
              December 31, 1995 and June 30, 1996.......................      3
           Consolidated Statements of Operations -
              Three and six months ended June 30, 1995 and 1996.........      4
           Consolidated Statements of Cash Flows -
              Six months ended June 30, 1995 and 1996...................      5
            Notes to Consolidated Financial Statements..................    6-7

Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations ......................   8-12
           Risk Factors  ...............................................  12-18

PART II - OTHER INFORMATION

Item 2.    Changes in Securities........................................     19

Item 4.    Submission of Matters to a Vote of Security Holders..........     19

Item 6.    Exhibits and Reports on Form 8-K ............................     20

SIGNATURES..............................................................     21

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
                           DURA PHARMACEUTICALS, INC.
                           CONSOLIDATED BALANCE SHEETS
                              DOLLARS IN THOUSANDS

ASSETS                                                               DECEMBER 31,      JUNE 30,
                                                                         1995            1996
                                                                     ------------    -----------
                                                                                     (unaudited)
CURRENT ASSETS:
   Cash and cash equivalents .....................................    $  25,554       $ 107,003
   Short-term investments ........................................       42,266         100,595
   Accounts and other receivables ................................        6,957           9,397
   Inventory .....................................................        3,069           3,294
   Prepaid and other .............................................          612             417
                                                                      ---------       ---------
         Total current assets ....................................       78,458         220,706

PROPERTY .........................................................       16,133          18,914
LICENSE AGREEMENTS AND PRODUCT RIGHTS ............................       39,065          45,160
GOODWILL .........................................................        7,083           6,857
OTHER ............................................................        3,258           8,561
                                                                      ---------       ---------
         Total ...................................................    $ 143,997       $ 300,198
                                                                      =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable ..............................................    $   7,225       $   8,715
   Accrued wages, taxes and benefits .............................        1,341           2,596
   Current portion of long-term obligations ......................       10,175           7,897
                                                                      ---------       ---------
         Total current liabilities ...............................       18,741          19,208
                                                                      ---------       ---------

LONG-TERM OBLIGATIONS:
   Notes payable - bank ..........................................        6,611            --
   Other long-term obligations ...................................        8,816           9,134
                                                                      ---------       ---------
             Total long-term obligations .........................       15,427           9,134
OTHER NON-CURRENT LIABILITIES ....................................          732             894
                                                                      ---------       ---------
         Total liabilities .......................................       34,900          29,236
                                                                      ---------       ---------

SHAREHOLDERS' EQUITY:
   Preferred stock, no par value, shares authorized - 5,000,000;
      no shares issued or outstanding
   Common stock, no par value, shares authorized -100,000,000;            --              --
      issued and outstanding - 37,471,880 and 31,530,654,
      respectively ...............................................      216,514         369,219
   Accumulated deficit ...........................................     (103,320)        (94,655)
   Unrealized gain on investments ................................          103               3
   Warrant subscriptions receivable ..............................       (4,200)         (3,605)
                                                                      ---------       ---------
         Total shareholders' equity ..............................      109,097         270,962
                                                                      ---------       ---------
         Total ...................................................    $ 143,997       $ 300,198
                                                                      =========       =========


          See accompanying notes to consolidated financial statements.

                           DURA PHARMACEUTICALS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       IN THOUSANDS, EXCEPT PER SHARE DATA

                                                  THREE MONTHS             SIX MONTHS
                                                 ENDED JUNE 30,          ENDED JUNE 30,
                                              --------------------    --------------------
                                                1995        1996        1995        1996
                                              --------    --------    --------    --------
REVENUES:                                                      (unaudited)
  Sales ...................................   $  9,836    $ 12,905    $ 16,715    $ 26,960
  Contract ................................      3,233       5,895       5,791      10,426
                                              --------    --------    --------    --------
         Total revenues ...................     13,069      18,800      22,506      37,386
                                              --------    --------    --------    --------

OPERATING COSTS AND EXPENSES:
   Cost of sales ..........................      2,844       3,799       4,232       7,422
   Clinical, development and regulatory ...      2,085       3,720       4,175       7,119
   Selling, general and administrative ....      6,441       7,306      11,981      15,046
   Goodwill amortization ..................        122         113         148         226
                                              --------    --------    --------    --------
         Total operating costs and expenses     11,492      14,938      20,536      29,813
                                              --------    --------    --------    --------

OPERATING INCOME ..........................      1,577       3,862       1,970       7,573
                                              --------    --------    --------    --------

OTHER :
   Interest income ........................        439       1,501         963       2,410
   Interest expense .......................        (97)       (222)        (97)       (516)
   Other expense ..........................        (27)         (2)        (28)         (2)
                                              --------    --------    --------    --------
         Total other ......................        315       1,277         838       1,892
                                              --------    --------    --------    --------

INCOME BEFORE INCOME TAXES ................      1,892       5,139       2,808       9,465
PROVISION FOR INCOME TAXES ................         81         530         141         800
                                              --------    --------    --------    --------

NET INCOME ................................   $  1,811    $  4,609    $  2,667    $  8,665
                                              ========    ========    ========    ========

NET INCOME PER SHARE ......................   $   0.07    $   0.12    $   0.10    $   0.23

WEIGHTED AVERAGE NUMBER
    OF COMMON AND COMMON
    EQUIVALENT SHARES .....................     26,003      38,679      25,752      37,277


          See accompanying notes to consolidated financial statements.

                           DURA PHARMACEUTICALS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  IN THOUSANDS

                                                                      SIX MONTHS
                                                                    ENDED JUNE 30
                                                                   1995         1996
                                                                ---------    ---------
                                                                      (unaudited)
NET CASH PROVIDED BY OPERATING ACTIVITIES ...................   $   2,639    $  12,582
                                                                ---------    ---------

INVESTING ACTIVITIES:
  Purchases of short-term investments .......................     (12,515)     (88,371)
  Sales and maturities of short-term investments ............       1,896       29,941
  Acquisition of product rights..............................       4,012       (3,500)
  Purchases of long-term investments.........................        --         (5,000)
  Company/product acquisitions, net of cash received.........      (6,489)        --
  Capital expenditures ......................................      (5,720)      (3,390)
  Other .....................................................         (40)        (303)
                                                                ---------    ---------
        Net cash (used for) investing activities ............     (18,856)     (70,623)
                                                                ---------    ---------

FINANCING ACTIVITIES:
  Issuance of common stock and warrants, net of issuance cost         248      152,047
  Bank borrowings ...........................................       4,360         --
  Principal payments on notes payable .......................         (60)      (7,057)
  Principal payments on other long-term obligations .........        --         (5,500)
                                                                ---------    ---------
        Net cash provided by financing activities ...........       4,548      139,490
                                                                ---------    ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ........     (11,669)      81,449

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ............      33,463       25,554
                                                                ---------    ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ..................   $  21,794    $ 107,003
                                                                =========    =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
     Interest  (net of amounts capitalized) .................   $       0    $     105
     Income taxes ...........................................   $      35    $       8

          See accompanying notes to consolidated financial statements.

                           DURA PHARMACEUTICALS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by Dura Pharmaceuticals, Inc. ("Dura" or the "Company") in accordance with the instructions to Form 10-Q. The consolidated financial statements reflect all adjustments, consisting of only normal recurring accruals, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods presented. These consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 1995.

The results of operations for the interim periods are not necessarily indicative of results to be expected for any other interim period or for the year as a whole.

The consolidated financial statements include the accounts of Dura and its three wholly-owned subsidiaries, Health Script Pharmacy Services, Inc., acquired on March 22, 1995, Healthco Solutions, Inc., incorporated on July 11, 1995, and Dura Delivery Systems, Inc. ("DDSI"), acquired on December 29, 1995. All intercompany transactions and balances are eliminated in consolidation.

Reclassifications - Prior to Dura's acquisition of DDSI on December 29, 1995, Dura recorded costs made on behalf of DDSI as they were incurred and simultaneously accrued reimbursement from DDSI by crediting the related costs. Dura is recording contract revenues from Spiros Development Corporation ("Spiros Corp."), a separate entity formed in December 1995, equal to the amounts due from Spiros Corp. for development and management services less a prorata amount allocated to the Series S warrant subscriptions receivable, established in connection with the issuance and sale of Series S warrants in December 1995. The DDSI reimbursements for the three and six months ended June 30, 1995 have been reclassified to contract revenues to conform to the presentation used for Spiros Corp..

Accounting for Stock-Based Compensation - In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", which requires the Company to adopt disclosure provisions for stock based compensation effective January 1, 1996. The standard defines a fair value method of accounting for stock options and other equity instruments. Under the fair value method, compensation is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. This standard encourages rather than requires companies to adopt the fair value method of accounting for employee stock-based transactions. Companies are permitted to continue to account for such transactions under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," but will be required to disclose in a note to the financial statements pro forma net income and net income per share as if the new method of accounting had been applied. The Company has elected to continue to apply APB Opinion No. 25 in its financial statements and will disclose in future annual reports the required pro forma information in a footnote.

2.       NET INCOME PER SHARE

Net income per share is computed based on the weighted average number of common and common equivalent shares during each period. Common equivalent shares consist of stock options and warrants and are included in the computation of net income per share using the treasury stock method. The computations of net income per share are unchanged on a fully-diluted basis for all periods presented and have been adjusted to reflect the 100% stock split effective July 1, 1996.

3.       INCOME TAXES

The provisions for income taxes for the 1995 and 1996 periods reflect the expected combined Federal and state tax rate of 40% offset by the expected benefit from utilization of net operating loss carryforwards. During the three and six months ended June 30, 1996, the Company recorded tax benefits from stock option exercises of $528,000 and $658,000, respectively, which were credited to common stock. At June 30, 1996, the valuation allowance against deferred tax assets equaled 100% of the net deferred tax assets.

4.       CAPITAL STOCK

Stock split - On May 29, 1996, the Company declared a 2-for-1 stock split in the form of a 100% stock dividend on the Company's common stock effective July 1, 1996 for shareholders of record on June 17, 1996. All share amounts and net income per share for all periods presented have been adjusted to give effect to this stock dividend.

Common stock - On May 29, 1996, the Company completed an offering of 2,702,500 shares (5,405,000 shares post stock dividend) of common stock resulting in net proceeds to the Company of $150.7 million. On May 29, 1996 the Company's shareholders approved an amendment to the Articles of Incorporation increasing the number of authorized shares of common stock from 25 to 100 million.

Stock options - On February 21, 1996 the shares authorized under the Company's stock option plan, as adjusted for the July 1, 1996 stock dividend, were increased by 1,500,000 to a total of 6,007,360.

5.       PRODUCT RIGHTS

On July 3, 1996, the Company acquired from Procter & Gamble Pharmaceuticals, Inc. ("P&G") the rights to the Entex(R) products, consisting of four prescription upper respiratory drugs. The purchase price of $45.0 million consisted of $25.0 million in cash paid at closing and $20.0 million due on July 3, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This information should be read in conjunction with the consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report and the audited financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1995 contained in the Company's 1995 Report on Form 10-K, as amended, for the year ended December 31, 1995. See "Risk Factors" for trends and uncertainties known to the Company that could cause reported financial information not to be necessarily indicative of the future, including discussion of the effects of seasonality on the Company's quarterly operating results.

RECENT DEVELOPMENTS

Revenues for the three and six months ended June 30, 1996 increased 44% and 66%, respectively, as compared to the same periods in the prior year. The increased revenues are due in large part to the agreements the Company entered into in 1995 and the first half of 1996 that resulted in the acquisition and in-licensing of nine products, the co-promotion of two products, and the acquisition of Health Script. The acquisition of the Entex product rights, which closed on July 3, 1996, will impact future results. In addition, the agreements entered into in December 1995 with Spiros Corp. expanded the development program for Spiros(TM), Dura's proprietary dry powder drug delivery system (formerly the Dryhaler(R)). The Company continues to focus its efforts on acquiring rights for marketing prescription pharmaceuticals to high prescribing respiratory physicians and on developing Spiros. The following recent transactions reflect the results of these efforts.

On July 3, 1996, the Company acquired from Procter & Gamble Pharmaceuticals, Inc. ("P&G") the rights to the Entex(R) products, consisting of four prescription upper respiratory drugs. The purchase price of $45.0 million consisted of $25.0 million in cash paid at closing and $20.0 million due on July 3, 1997. The Entex Products generated approximately $42.4 million in U.S. and Canadian sales for P&G in 1995. P&G will manufacture the Entex Products for the Company under a supply agreement. Entex products represented approximately three-quarters of all prescriptions written for decongestant/expectorants and more than one-fourth of the total U.S. prescriptions written for sinusitis in 1995. The Entex Products, which represent an extension of the Company's existing line of prescription pharmaceuticals, will be promoted primarily through the distribution of samples to the same respiratory physician specialists currently targeted by the Company's existing national pharmaceutical sales force.

On May 29, 1996, the Company's Board of Directors declared a 2-for-1 stock split in the form of a 100% stock dividend on the Company's common stock. The stock split was effective July 1, 1996 for shareholders of record on June 17, 1996. The Company's shareholders approved an amendment to the Articles of Incorporation increasing the number of authorized shares of common stock from 25 to 100 million on May 29, 1996.

In May 1996, the Company completed a public offering of 2,702,500 shares (5,405,000 shares post dividend) of common stock at a price of $58.75 per share ($29.38 per share post dividend) resulting in net proceeds to the Company of approximately $150.7 million.

In March 1996, the Company signed an agreement to co-promote Uni-Dur(R), a once a-day theophylline, with Key Pharmaceuticals, a unit of Schering-Plough Corporation, in the U.S. Uni-Dur was launched by Key Pharmaceuticals in September 1995 and is indicated for the relief and/or prevention of symptoms of asthma and reversible bronchospasm associated with chronic bronchitis and emphysema. Under the agreement, the Company's national sales organization will promote Uni-Dur to the respiratory physician group it currently calls on and the Company will receive royalty and incentive payments. The Company's national sales organization commenced promotion of Uni-Dur on April 1, 1996.

In February 1996, Dura entered into an agreement with Houghten to provide, for a four-year period, contract services for Houghten's drug development programs using Dura's development capabilities and proprietary formulation and delivery technology. Dura will receive (a) contract revenues from Houghten for services provided and (b) rights to collaborate with Houghten on the development of new compounds. Concurrently, Dura made a $5.0 million equity investment in Houghten, which was subsequently converted into 775,193 shares of Houghten common stock.

Prior to Dura's acquisition of DDSI on December 29, 1995, Dura recorded costs made on behalf of DDSI as they were incurred and simultaneously accrued reimbursement from DDSI by crediting the related costs. Dura is currently recording contract revenues from Spiros Corp., equal to the amounts due from Spiros Corp. for development and management services less a prorata amount allocated to the warrant subscriptions receivable. The DDSI reimbursements for the three and six months ended June 30, 1995 have been reclassified to contract revenues to conform to the presentation used for Spiros Corp. The information presented in the results of operations below reflects this reclassification.

RESULTS OF OPERATIONS

Total revenues for the three and six months ended June 30, 1996 increased $5.7 and $14.9 million, respectively, over the same periods in 1995. Net income for the three and six months ended June 30, 1996 increased $2.8 and $ 6.0 million, or $0.05 and $0.13 per share, respectively, over the same periods in 1995.

Pharmaceutical sales for the three and six months ended June 30, 1996 were $12.9 and $27.0 million, increases of 31% and 61%, respectively, over the same periods in 1995. The three and six month increases were due in large part to the sales generated by newly acquired products and Health Script.

Gross profit (pharmaceutical sales less cost of sales) for the three and six months ended June 30, 1996 increased $ 2.1 and $7.1 million, respectively, over the same periods in 1995. Gross profit as a percentage of sales for the three and six months ended June 30, 1996 was 71% and 72% as compared to 71% and 75%, respectively, for the three and six months ended June 30, 1995. The decrease in gross profit as a percentage of sales for the six months ended June 30, 1996 as compared to the prior period is due to product mix relating in large part to the sales growth by Health Script.

Contract revenues for the three and six months ended June 30, 1996 increased $2.7 and $4.6 million, or 82% and 80%, respectively, as compared to the same periods in 1995. The Company, under agreements with several companies, conducts feasibility testing and development work on various compounds for use with Spiros. In addition, the Company receives royalties primarily from the co-promotion of pharmaceutical products. Contract revenues from Spiros related development and feasibility agreements for the three and six months ended June 30, 1996 were $4.6 and $8.7 million, including $4.1 and $7.8 million, respectively, from Spiros Corp., and $2.6 and $4.6 million, including $1.7 and $3.7 from DDSI, respectively, for the same periods in 1995. Contract revenues from royalties were $1.3 and $1.7 million for the three and six months ended June 30, 1996, and $276,000 and $342,000, respectively, for the same periods in 1995. In addition, for the three and six months ended June 30, 1995, the Company recorded contract revenues of $400,000 and $800,000, respectively, resulting from an agreement under which the Company received funding through December 1995 to expand its sales force.

Clinical, development and regulatory expenses for the three and six months ended June 30, 1996 increased $1.6 and $2.9 million over the same periods in 1995. The increases reflect expenses incurred by the Company under feasibility and development agreements covering the use of various compounds with the Spiros proprietary dry powder drug delivery system.

Selling, general and administrative expenses for the three and six months ended June 30, 1996 increased $0.9 and $3.1 million, as compared to the same periods in 1995, and decreased as a percentage of revenues to 39% and 40%, respectively, as compared to 49% and 53% in the same periods in 1995. The dollar increase results primarily from the operating costs of Health Script, acquired on March 22, 1995, and increased sales and contracting levels. The decrease as a percentage of revenues reflects the productivity of the sales force, the growth of pharmaceutical sales due to product acquisitions and the growth of contract revenues.

Interest income for the three and six months ended June 30, 1996 increased $1.1 and $1.4 million, respectively, as compared to the three and six months ended June 30, 1995. The increases are due to the cash generated from the August 1995 and May 1996 public stock offerings. Interest expense for the three and six months ended June 30, 1996 increased by $125,000 and $419,000, respectively, as compared to the three and six months ended June 30, 1995 as a result of obligations incurred in connection with 1995 product acquisitions.

The Company recorded income tax provisions of $530,000 and $800,000 for the three and six months ended June 30, 1996, and $81,000 and $ 141,000, respectively, for the three and six months ended June 30, 1995. The provisions reflect the expected combined Federal and state tax rate of 40% offset by the expected benefit from utilization of net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital increased by $141.8 million to $ 201.5 million at June 30, 1996, from $59.7 million at December 31, 1995; cash, cash equivalents and short-term investments increased by $139.8 million to $207.6 million at June 30, 1996, from $67.8 million at December 31, 1995. The increases resulted primarily from the $150.0 million in net proceeds from the May 1996 public stock offering and cash generated by operations.

In 1995, the Company completed the first phase of construction, at its headquarters, of a manufacturing facility that will be used to formulate, mill, blend and fill drugs to be used with Spiros, pending regulatory approval. In 1996 the Company began a two year project to expand its manufacturing facility to meet the production needs of products to be used with Spiros, pending regulatory approval. Included in construction in progress at June 30, 1996 are capital expenditures of $10.1 million relating to the facility. Equipment purchases for and validation of the manufacturing facility are currently scheduled through 1997. At June 30, 1996, the Company had open purchase commitments for construction and validation of the facility, and equipment purchases, of approximately $4.8 million.

At June 30, 1996, the Company had available a line of credit with a bank providing for borrowings up to $5.0 million, against which there were no borrowings outstanding. In accordance with bank loan agreements, all assets of the Company are pledged as collateral to loans outstanding, and the Company is required to maintain certain financial covenants. The Company retired all of its outstanding bank debt, approximately $6.9 million, in May 1996.

The Development and Management Agreement between the Company and Spiros Corp. requires Spiros Corp. to make payments to Dura, for development and management services, within 15 days after the end of the month in which the services are incurred. Dura records contract revenues from Spiros Corp. equal to the amounts due from Spiros Corp. for development and management services less a prorata amount allocated to the warrant subscriptions receivable. The Company has a purchase option with respect to all of the shares of Spiros Corp. which is exercisable through December 31, 1999 at predetermined prices (the "Spiros Purchase Option"). In addition, the Company has an option, through specified dates, to acquire Spiros Corp.'s exclusive rights for use of Spiros with albuterol in the cassette version for a minimum of $15.0 million in cash (the "Albuterol Purchase Option").

At June 30, 1996, the Company had an aggregate of $17.0 million in other obligations, of which $7.9 million is to be paid within the next year. In connection with the Entex product acquisition on July 3, 1996, the Company paid cash of $25.0 million and is obligated to pay an additional $20.0 million on July 3, 1997.

The Company has a $61.6 million net operating loss carryforward for Federal income tax purposes of which approximately $32.1 million is currently available to offset taxable income. The tax benefit from approximately $13.3 million of the net operating loss carryforward currently available will be credited to common stock when and if this amount is used to offset taxable income.

The Company anticipates that its existing capital resources, together with cash expected to be generated from operations and available bank borrowings, should be sufficient to finance its operations and working capital through at least June 1997. Significant additional resources, however, may be required in connection with product or company acquisitions or in-licensing opportunities. At present, the Company is actively pursuing the acquisition of rights to several products and/or companies which may require the use of substantial capital resources; however, there are no present agreements or commitments with respect to any such acquisition.

RISK FACTORS

The Company wishes to caution readers that the following important factors, among others, in some cases have affected, and in the future could effect, the Company's actual results and could cause the Company's actual consolidated results for the third quarter of 1996, and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.

REDUCTION IN GROSS MARGINS - In recent years, there has been a major shift in the health care industry whereby payors (including health maintenance organizations ("HMOs") and other managed care organizations) have become highly cost conscious and have exerted increasing pressure on pricing by health care providers (including pharmaceutical companies such as Dura) or risk the substitution of alternative products or services. The increased power and influence of these institutional payors has created downward price pressure in the industry which is expected to continue. Therefore, the Company expects average selling prices for its products to decline over time due to these and other competitive pressures. The Company will seek to mitigate the effect of reductions in average selling prices.

DEPENDENCE ON ACQUISITION OF RIGHTS TO PHARMACEUTICAL PRODUCTS - The Company's strategy for growth is dependent upon acquiring, in-licensing and co-promoting pharmaceuticals or companies developing and/or marketing pharmaceuticals targeted primarily at allergists, ENTs, pulmonologists and a selected subset of pediatricians and generalist physicians. Other companies, including those with substantially greater resources, are also attempting to compete with the Company for the right to those products. There can be no assurance that the Company will be able to acquire, in-license or co-promote additional pharmaceuticals on acceptable terms, if at all. The failure of the Company to acquire, in-license, co-promote, develop or market commercially successful pharmaceuticals would have a material adverse effect on the Company. There can be no assurance that the Company, once it has obtained rights to a pharmaceutical product and committed to payment terms, will be able to generate sales sufficient to create a profit or otherwise avoid a loss.

DEVELOPMENT RISKS ASSOCIATED WITH SPIROS - Spiros will require significant additional development by Dura. In addition, regulatory approvals for each drug to be delivered through the use of Spiros will have to be obtained prior to commercialization. There can be no assurance that development of Spiros will be completed successfully, that Spiros will not encounter problems in clinical trials that will cause the delay or suspension of any such trials, that such testing will show Spiros to be safe or efficacious or that Spiros will receive regulatory approval.

Moreover, even if Spiros does receive regulatory approval, there can be no assurance that Spiros will be commercially successful, have all of the patent and other protections necessary to prevent competitors from producing similar products and not infringe on patent or other proprietary rights of third parties. The failure of Spiros to receive timely regulatory approval and achieve commercial success would have a material adverse effect on the Company.

SEASONALITY AND FLUCTUATING QUARTERLY RESULTS - Historically, as a result of the winter cold and flu season, industry-wide demand for respiratory products has been stronger in the first and fourth quarters than during the second and third quarters of the year. In addition, variations in the timing of the onset and severity of the winter cold and flu season have influenced the Company's results of operations in the past. Recent product acquisitions by the Company are likely to increase the impact of sales trends during the winter cold and flu season. However, the past growth and productivity of the sales force and the introduction by the Company of new products have tended to mitigate the impact of seasonality on the Company's results of operations. No assurances can be given that future sales growth, if any, will continue to mitigate the impact of seasonality.

COMPETITION - The Company directly competes with at least 25 other companies in the U.S. which are currently engaged in developing, marketing and selling of respiratory pharmaceuticals. Additionally, there are at least 10 companies currently involved in developing, marketing and selling of dry powder pulmonary drug delivery systems. Many of these companies have financial and marketing resources and development capabilities substantially greater than those of the Company. The selling prices of such products sold by the Company and its competitors typically decline as competition increases. Further, other products now in use or under development by others may be more effective than the Company's current or future products. The industry is characterized by rapid technological changes, and competitors may develop their products more rapidly than the Company. Competitors may also be able to complete the regulatory process sooner and therefore, may begin to market their products in advance of the Company's products.

DEPENDENCE ON THIRD PARTIES; LIMITED MANUFACTURING EXPERIENCE - The Company's strategy for development and commercialization of certain of its products is dependent upon entering into various arrangements with corporate partners, licensors and others and upon the subsequent success of these partners, licensors and others in performing their obligations. The Company has limited experience manufacturing products for commercial purposes and currently does not have the capability to manufacture its pharmaceutical products and, therefore, is dependent on contract manufacturers for the production of such products for development and commercial purposes. The manufacture of the Company's products is subject to current Good Manufacturing Practice ("cGMP") regulations prescribed by the U.S. Food and Drug Administration ("FDA"). In the event that the Company is unable to obtain or retain third party manufacturing it may not be able to commercialize its products as planned. There can be no assurance that the Company will be able to continue to obtain adequate supplies of such products in a timely fashion at acceptable quality and prices. Also, there can be no assurance that the Company will be able to enter into agreements for the manufacture of future products with manufacturers whose facilities and procedures comply with cGMP and other regulatory requirements. The Company's current dependence upon others for manufacture of its products may adversely affect the future profit margin, if any, on the sale of those products and the Company's ability to develop and deliver products on a timely and competitive basis.

In 1995 the Company completed construction of a manufacturing facility located in a Company-owned building adjacent to its headquarters. The facility initially is intended to be used to formulate, mill, blend and manufacture drugs to be used with Spiros, pending regulatory approval. Equipment purchases and validation are currently scheduled through 1997. The Company's manufacturing facility must be registered with and licensed by various regulatory authorities and comply with cGMP requirements prescribed by the FDA. Any failure or significant delay in the validation of or obtaining a satisfactory regulatory inspection of the new facility could have a material adverse effect on the Company's ability to manufacture products in connection with Spiros.

MANAGING GROWTH OF BUSINESS - The Company has experienced significant growth as total revenues increased 66% in the six months ended June 30, 1996 and 58% in fiscal 1995 as compared to prior periods. In 1995, the Company executed three agreements relating to the acquisition, in-licensing and co-promotion of products and acquired Health Script. In the first half of 1996, the Company executed three agreements for the co-promotion and acquisition of products and entered into a development agreement with Houghten. The Company anticipates that the integration of the newly-acquired or any additional businesses or products will require significant management attention. The Company's ability to achieve and maintain profitability is based on management's ability to manage its changing business effectively.

INCOME TAXES - The Company's effective income tax rate may vary from the combined Federal and State statutory income tax rate of 40% due to the favorable effects from utilization of net operating loss ("NOL") carryforwards. The NOL carryforwards currently available for use by the Company are subject to the limitations of Section 382 of the Internal Revenue Code due to a "change of ownership". While the company believes the limitation will be increased by approximately $2.9 million per year through 2006, this amount is not certain, nor is it certain that a subsequent change of ownership could not result in a further limitation. In addition, the NOL carryforwards are subject to review and potential disallowance by the Internal Revenue Service upon audit of the Federal income tax returns of the Company.

UNCERTAINTY OF PROFITABILITY; NEED FOR ADDITIONAL FUNDS - The Company has experienced significant operating losses in the past and at June 30, 1996, the Company's accumulated deficit was approximately $94.7 million. Although the Company achieved profitability on an annual basis in fiscal 1994 and 1995 (prior to the one-time charges of approximately $43.8 million in the fourth quarter of
1995) there can be no assurance that revenue growth or profitability will continue on a quarterly or annual basis in the future. The acquisition and in-licensing of products, the expansion of the Company's sales force in response to acquisition and in-licensing of products, the maintenance of the Company's existing sales force, the upgrade and expansion of its facilities, continued pricing pressure and the potential exercise of either the Spiros Purchase Option or the Albuterol Purchase Option will require the commitment of substantial capital resources and may also result in significant losses. See "Exercise of Purchase Options for Spiros Corp. Callable Common Stock and Albuterol Product; Dilution." Depending upon, among other matters, the acquisition and in-licensing opportunities available to it, the Company may need to raise additional funds for these purposes. The Company may seek such additional funding through public and private financings, including equity financings. Adequate funds for these purposes, whether through financial markets or from other sources, may not be available when needed or on terms acceptable to the Company. Insufficient funds may require the Company to delay, scale back, eliminate or prevent some or all of its product acquisition and in-licensing programs, the upgrade and expansion of its facilities and the potential exercise of the Spiros Purchase Option or the Albuterol Purchase Option. The Company anticipates that its existing capital resources, together with cash expected to be generated from operations and bank borrowings, should be sufficient to finance its current operations and working capital requirements through at least June 1997.

EXERCISE OF PURCHASE OPTIONS FOR SPIROS CORP. CALLABLE COMMON STOCK AND ALBUTEROL PRODUCT; DILUTION - The Company has a contractual relationship with Spiros Corp. relating to the development of Spiros, pursuant to which certain rights to Spiros were transferred by the Company and DDSI to Spiros Corp. The Company has the Spiros Purchase Option, which is exercisable through December 31, 1999. If the Company exercises the Spiros Purchase Option, it will be required to make a substantial cash payment or to issue shares of the Company's common stock, or both. A payment in cash would reduce the Company's capital resources. A payment in shares of the Company's common stock would result in a decrease in the percentage ownership of the Company's shareholders at that time. The exercise of the Spiros Purchase Option will likely require the Company to record a significant charge to earnings and may adversely impact future operating results. If the Company does not exercise the Spiros Purchase Option prior to its expiration, the Company's rights in and to Spiros with respect to certain compounds will be terminated. In addition, the Company has the Albuterol Purchase Option, exercisable through specified dates, to acquire Spiros Corp.'s exclusive rights for use of Spiros with albuterol in the cassette version. If the Company exercises the Albuterol Purchase Option, it will required to make a substantial cash payment which could have a significant effect on its capital resources. The Company may not have sufficient capital resources to exercise the Albuterol Purchase Option which may result in the Company's loss of valuable rights. In addition, continuation of development and commercialization of an albuterol product in a cassette version of Spiros may require substantial additional expenditures by Dura.

The Company also has the option to provide funding for Spiros Corp. development in certain circumstances. In the event that such funding is not provided and other research funds are exhausted, the contractual relationship with Spiros Corp. may be terminated by Spiros Corp. In such an event, Spiros Corp. will retain its current rights to utilize Spiros technology which may have a material adverse effect on the Company. As of the date of this report, the Company has not made any definitive determination as to the exercise of the Spiros Purchase Option, the Albuterol Purchase Option or any funding option.

GOVERNMENT REGULATION; NO ASSURANCE OF FDA APPROVAL - Development, testing, manufacturing and marketing of the Company's products are subject to extensive regulation by numerous governmental authorities in the U.S. and other countries. The process of obtaining FDA approval of pharmaceutical products and drug delivery systems is costly and time-consuming. Any new pharmaceutical must undergo rigorous preclinical and clinical testing and an extensive regulatory approval process mandated by the FDA. Marketing of drug delivery systems also requires FDA approval, which can be costly and time consuming to obtain. The Company will need to obtain regulatory approval for each drug to be delivered through the use of Spiros. There can be no assurance that the pharmaceutical products currently in development, or those products acquired or in-licensed by the Company, will be approved by the FDA. In addition, there can be no assurance that all necessary clearances will be granted to the Company or its licensors for future products or that FDA review or actions will not involve delays adversely affecting the marketing and sale of the Company's products. For both currently marketed and future products, failure to comply with applicable regulatory requirements can, among other matters, result in the suspension of regulatory approval, as well as possible civil and criminal sanctions. In addition, changes in regulations could have a material adverse effect on the Company.

The FDA is continuing an evaluation of the effectiveness of all drug products containing ingredients marketed prior to 1962 (the year of enactment of the "Drug Amendments of 1962" to the Federal Food, Drug and Cosmetic Act) as part of its Drug Efficacy Study Implementation ("DESI") program to determine which drugs are considered "new drugs" requiring approval through a New Drug Application ("NDA") for marketing. A policy guide issued by the FDA indicates that the FDA will implement procedures to determine whether the new drug provisions are applicable to existing products. If a final determination is made that a particular drug requires an approved NDA, such approval will be required for marketing to continue. If such a determination is made, the FDA might impose various requirements; for example, it might require that the current product be the subject of an approved NDA, that the product be reformulated and an NDA approval be obtained, that the product must be sold on an over-the-counter basis rather than as a prescription drug or that the product must be removed from the market. There can be no assurance as to which of these courses the FDA will require, if any, with respect to most of the Company's pharmaceutical products or whether the Company will be able to obtain any approvals that the FDA may deem necessary. If any of these actions are taken by the FDA, such actions could have a material adverse effect on the Company's business. In addition, the Company's Tornalate Metered Dose Inhaler uses chlorofluorocarbon ("CFC") propellants. If CFCs are banned for use in the Tornalate Metered Dose Inhaler, then the Company will not be able to market that product for sale. Health Script is subject to regulation by state regulatory authorities, principally state boards of pharmacy. In addition, Health Script is subject to regulation by other state and Federal agencies with respect to reimbursement for prescription drug benefits provided to individuals covered primarily by publicly-funded programs.

PATENTS AND PROPRIETARY RIGHTS - The Company's success will depend in part on its ability to obtain patents on current or future products or formulations, defend its patents, maintain trade secrets and operate without infringing upon the proprietary rights of others, both in the U.S. and abroad. However, eighteen of the twenty pharmaceuticals currently marketed by the Company are not protected by patents. The Company also has licenses or license rights to certain other U.S. and foreign patent and patent applications. There can be no assurance that patents, U.S. or foreign, will be obtained, or that, if issued or licensed to the Company, they will be enforceable or will provide substantial protection from competition or be of commercial benefit to the Company or that the Company will possess the financial resources necessary to enforce or defend any of its patent rights. The commercial success of the Company will also depend upon avoiding the infringement of patents issued to competitors and upon maintaining the technology licenses upon which certain of the Company's current products are, or any future products under development might be, based. Litigation, which could result in substantial cost to the Company, may be necessary to enforce the Company's patent and license rights or determine the scope and validity of proprietary rights of third parties. If any of the Company's products are found to infringe upon patents or other rights owned by third parties, the Company could be required to obtain a license to continue to manufacture or market such products. There can be no assurance that licenses to such patent rights would be made available to the Company on commercially reasonable terms, if at all. If the Company does not obtain such licenses, it could encounter delays in marketing affected products while it attempts to design around such patents or it could find that the development, manufacture or sale of products requiring such licenses is not possible. The Company currently has certain licenses from third parties and in the future may require additional licenses from other parties to develop, manufacture and market commercially viable products effectively. There can be no assurance that such licenses will be obtainable on commercially reasonable terms, if at all, or that the patents underlying such licenses will be valid and enforceable.

PRODUCT LIABILITY AND RECALL - The Company faces an inherent business risk of exposure to product liability claims in the event that the use of its technologies or products is alleged to have resulted in adverse effects. Such risks will exist even with respect to those products that receive regulatory approval for commercial sale. While the Company has taken, and will continue to take, what it believes are appropriate precautions, there can be no assurance that it will avoid significant product liability exposure. The Company currently has product liability insurance; however, there can be no assurance that the level or breadth of any insurance coverage will be sufficient to fully cover potential claims. There can be no assurance that adequate insurance coverage will be available in the future at acceptable costs, if at all, or that a product liability claim or recall would not materially and adversely affect the business or financial condition of the Company.

ATTRACTION AND RETENTION OF KEY PERSONNEL - The Company is highly dependent on the principal members of its management staff, the loss of whose services might impede the achievement of development objectives. Although the Company believes that it is adequately staffed in key positions and that it will be successful in retaining skilled and experienced management, operational and scientific personnel, there can be no assurance that the Company will be able to attract and retain such personnel on acceptable terms. The loss of the services of key scientific, technical and management personnel could have a material adverse effect on the Company, especially in light of the Company's recent significant growth. The Company does not maintain key-person life insurance on any of its employees.

VOLATILITY OF COMPANY STOCK PRICE; ABSENCE OF DIVIDENDS - The market prices for securities of emerging companies, including the Company, have historically been highly volatile. Future announcements concerning the Company or its competitors may have a significant impact on the market price of the Company's common stock. Such announcements might include financial results, the results of testing, technological innovations, new commercial products, government regulations, developments concerning proprietary rights, litigation or public concern as to safety of the Company's products. No cash dividends have been paid on the Company's common stock to date, and the Company does not anticipate paying cash dividends in the foreseeable future.

CHANGE IN CONTROL - Certain provisions of the Company's charter documents (including cumulative voting provisions for electing directors, provisions providing for two classes of directors serving staggered two-year terms and provisions permitting the Company to issue preferred stock in the future) and terms relating to the acceleration of the exercisability of certain warrants and options relating to the purchase of such securities by the Company in the event of a change in control may have the effect of delaying, deferring or preventing a change in control of the Company, thereby possibly depriving shareholders of receiving a premium for their shares of the Company's common stock.

                           PART II - OTHER INFORMATION

Item 2.  Changes in Securities

         On May 29, 1996 the Company declared a 2-for-1 stock split in the form of a 100% stock dividend on the Company's common stock effective July 1, 1996 for shareholders of record on June 17, 1996.

Item 4.  Submission of Matters to a Vote of Security Holders

         On May 29, 1996, the Company's Annual Meeting of Shareholders was held in La Jolla, California for the following purposes:

(1) To elect the five (5) directors to serve two-year terms to expire at the 1998 Annual Meeting of Shareholders.

         The total number of votes cast for, against and withheld for each nominee was as follows:

                                       For         Against       Withheld
                                       ---         -------       --------
         James C. Blair             12,108,251        0             84,115
         Joseph C. Cook             11,871,711        0            320,655
         Cam L. Garner              12,106,046        0             86,320
         David F. Hale              12,108,311        0             84,055
         David S. Kabakoff          12,108,311        0             84,055

         The following directors, who were elected during the May 25, 1995 Annual Meeting of Shareholders, are serving terms that will expire in 1997:

         Herbert J. Conrad
         Gordon V. Ramseier
         Charles G. Smith
         Walter F. Spath

(2) To approve an amendment to the Company's Restated Articles of Incorporation to increase the authorized number of shares of Common Stock the Company. The total number of votes cast for, against and withheld was 9,036,032; 2,992,367 and 89,967 respectively.

(3) To approve an amendment to increase the number of shares authorized under the Company's 1992 Stock Option Plan by 750,000 to a total of 3,003,680. The total number of votes cast for, against and withheld was 8,532,344; 3,457,861 and 97,724 respectively.

(4) To ratify the appointment of Deloitte & Touche LLP as the Company's independent public accountants for the year ending December 31, 1996. The total number of votes cast for, against and withheld was 12,095,156; 5,087 and 92,123 respectively.

                           PART II - OTHER INFORMATION
                                   (CONTINUED)

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                3.1     Sixth Restated Articles of Incorporation
                3.2     Certificate of Amendment of Sixth Restated Articles of
                        Incorporation
              +10.1     Agreement for Purchase and Sale of Entex Assets dated
                        June 17, 1996 between Dura and Procter & Gamble (the
                        "Purchase Agreement")
               10.2     1992 Stock Option Plan, as amended
               11       Statements re:  Computations of Net Income Per Share
               27       Financial Data Schedule

         (b)      Reports on Form 8-K

                  On April 24, 1996 the Company filed a Current Report on Form 8-K/A dated December 29, 1995 ( which amended the Current Report of the Company on Form 8-K filed on January 8, 1996) providing the required financial statements and pro forma financial information in connection with its acquisition of Dura Delivery Systems, Inc. ("DDSI").

                  On April 24, 1996 the Company filed a Current Report on Form 8-K/A dated June 14, 1995 (which amended the Current Report of the Company on Form 8-K filed on August 1, 1995) providing historical information regarding its acquisition of the Rondec product line and the required Pro Forma financial information.

+ Incorporated by reference to the Company's Form 8-K, filed on July 17, 1996.

                                   SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                       DURA PHARMACEUTICALS, INC.
                                              (REGISTRANT)




          SIGNATURES                          TITLE                         DATE
          ----------                          -----                         ----
       /S/ CAM L. GARNER           Chairman, President and             August 14, 1996
- -------------------------------      Chief Executive Officer
        (CAM L. GARNER)              (Principal Executive Officer)



      /S/ JAMES W. NEWMAN          Senior Vice President,              August 14, 1996
- -------------------------------      Finance & Administration,
       (JAMES W. NEWMAN)             Chief Financial Officer
                                     (Principal Financial and
                                     Accounting Officer)

                           DURA PHARMACEUTICALS, INC.
                                    FORM 10-Q
                                  EXHIBIT INDEX

EXHIBIT NO.        DESCRIPTION
- -----------        -----------

 3.1               Sixth Restated Articles of Incorporation
 3.2               Certificate of Amendment of Sixth Restated Articles of
                   Incorporation
10.1             + Agreement for Purchase and Sale of Entex Assets dated June
                   17, 1996 between Dura and Procter & Gamble (the "Purchase
                   Agreement")
10.2               1992 Stock Option Plan, as amended
 11                Statements re:  Computations of Net Income Per Share
 27                Financial Data Schedule


+ Incorporated by reference to the Company's Form 8-K, filed on July 17, 1996.