Form 10-Q
period 1996-09-30
DURA PHARMACEUTICALS INC/CA
filed 1996-10-17
CIK 882098

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1996.

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
        [X] Yes   [ ]  No

The number of shares of the Registrant's Common Stock outstanding as of September 30, 1996 was 37,741,578.

                            Exhibit Index on Page 20

                           DURA PHARMACEUTICALS, INC.

                                      INDEX

                                                                        Page No.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
        Consolidated Balance Sheets -
          December 31, 1995 and September 30, 1996......................     3
        Consolidated Statements of Operations -
          Three and nine months ended September 30, 1995 and 1996.......     4
        Consolidated Statements of Cash Flows -
          Nine months ended September 30, 1995 and 1996.................     5
        Notes to Consolidated Financial Statements......................     6

Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations ..........................     8
        Risk Factors....................................................    12

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K ................................   18

SIGNATURES...............................................................   19

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           DURA PHARMACEUTICALS, INC.
                           CONSOLIDATED BALANCE SHEETS
                              DOLLARS IN THOUSANDS

ASSETS                                                                                     DECEMBER 31,    SEPTEMBER 30,
                                                                                              1995             1996
                                                                                           ------------    -------------
                                                                                                            (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                                                $  25,554        $  33,849
   Short-term investments                                                                      42,266           53,389
   Accounts and other receivables                                                               6,957           15,523
   Inventory                                                                                    3,069            7,743
   Prepaid and other                                                                              612              919
                                                                                            ---------        ---------
              Total current assets                                                             78,458          111,423
                                                                                            ---------        ---------

PROPERTY                                                                                       16,133           20,624
LICENSE AGREEMENTS AND PRODUCT RIGHTS                                                          39,065          187,026
GOODWILL                                                                                        7,083            6,743
OTHER                                                                                           3,258            8,740
                                                                                            ---------        ---------
              Total                                                                         $ 143,997        $ 334,556
                                                                                            =========        =========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                                         $   7,225        $  14,016
   Accrued wages, taxes and benefits                                                            1,341            2,884
   Current portion of long-term obligations                                                    10,175           27,972
                                                                                            ---------        ---------
              Total current liabilities                                                        18,741           44,872
                                                                                            ---------        ---------

LONG-TERM OBLIGATIONS:
   Notes payable - bank                                                                         6,611               --
   Other long-term obligations                                                                  8,816            9,300
                                                                                            ---------        ---------
             Total long-term obligations                                                       15,427            9,300
OTHER NON-CURRENT LIABILITIES                                                                     732            1,028
                                                                                            ---------        ---------
              Total liabilities                                                                34,900           55,200
                                                                                            ---------        ---------

SHAREHOLDERS' EQUITY:
   Preferred stock, no par value, shares authorized - 5,000,000;
     no shares issued or outstanding ...........................                                   --               --
   Common stock, no par value, shares authorized -100,000,000;
        issued and outstanding - 31,079,424 and 37,741,578
        respectively ...........................................                              216,514          371,406
   Accumulated deficit                                                                       (103,320)         (88,849)
   Unrealized gain on investments                                                                 103               23
   Warrant subscriptions receivable                                                            (4,200)          (3,224)
                                                                                            ---------        ---------
Total shareholders' equity                                                                    109,097          279,356
                                                                                            ---------        ---------
             Total                                                                          $ 143,997        $ 334,556
                                                                                            =========        =========

          See accompanying notes to consolidated financial statements.

                           DURA PHARMACEUTICALS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       IN THOUSANDS, EXCEPT PER SHARE DATA
                                   (UNAUDITED)

                                                THREE MONTHS                      NINE MONTHS
                                             ENDED SEPTEMBER 30,              ENDED SEPTEMBER 30,
                                           ------------------------        ------------------------
                                             1995            1996            1995            1996
                                           --------        --------        --------        --------
REVENUES:
Sales                                      $ 10,423        $ 18,940        $ 27,139        $ 45,900
Contract                                      2,766           6,980           8,556          17,407
                                           --------        --------        --------        --------
Total revenues                               13,189          25,920          35,695          63,307
                                           --------        --------        --------        --------

OPERATING COSTS AND EXPENSES:
Cost of sales                                 3,027           5,129           7,259          12,553
Clinical, development and regulatory          1,821           5,001           5,997          12,121
Selling, general and administrative           6,696          11,075          18,676          26,121
Goodwill amortization                           113             113             262             339
                                           --------        --------        --------        --------
Total operating costs and expenses           11,657          21,318          32,194          51,134
                                           --------        --------        --------        --------
OPERATING INCOME                              1,532           4,602           3,501          12,173
                                           --------        --------        --------        --------
OTHER :
   Interest income                              672           2,253           1,636           4,664
   Interest expense                            (402)            (86)           (499)           (602)
   Other expense                                  7              (1)            (21)             (2)
                                           --------        --------        --------        --------
        Total other                             277           2,166           1,116           4,060
                                           --------        --------        --------        --------

INCOME BEFORE INCOME TAXES                    1,809           6,768           4,617          16,233
PROVISION FOR INCOME TAXES                       42             962             182           1,762
                                           --------        --------        --------        --------

NET INCOME                                 $  1,767        $  5,806        $  4,435        $ 14,471
                                           ========        ========        ========        ========

NET INCOME PER SHARE :
     PRIMARY                               $   0.06        $   0.14        $   0.16        $   0.37
     FULLY DILUTED                         $   0.06        $   0.14        $   0.15        $   0.36
WEIGHTED AVERAGE NUMBER
   OF COMMON AND COMMON
   EQUIVALENT SHARES:
     PRIMARY                                 30,114          42,266          27,324          38,890
     FULLY DILUTED                           30,550          42,697          28,650          39,657

          See accompanying notes to consolidated financial statements.

                           DURA PHARMACEUTICALS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  IN THOUSANDS
                                   (UNAUDITED)

                                                                      NINE MONTHS
                                                                   ENDED SEPTEMBER 30,
                                                                   1995           1996
                                                                ---------      ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                       $   3,068      $  17,270
                                                                ---------      ---------

INVESTING ACTIVITIES:
  Purchases of short-term investments                             (62,903)      (103,902)
  Sales and maturities of short-term investments                    6,936         92,697
  Purchases of long-term investments                                              (5,000)
  Company/product acquisitions, net of cash received               (2,616)      (128,600)
  Capital expenditures                                             (6,735)        (5,477)
  Other                                                               (40)          (526)
                                                                ---------      ---------
        Net cash (used for) investing activities                  (65,358)      (150,808)
                                                                ---------      ---------

FINANCING ACTIVITIES:
Issuance of common stock and warrants, net of issuance cost        56,090        154,389
Bank borrowings                                                     4,360
Principal payments on notes payable                                               (7,056)
Principal payments on other long-term obligations                 (20,140)        (5,500)
                                                                ---------      ---------
        Net cash provided by financing activities                  40,310        141,833
                                                                ---------      ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              (21,980)         8,295

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                   33,462         25,554
                                                                ---------      ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $  11,482      $  33,849
                                                                =========      =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest  (net of amounts capitalized)                        $      13      $      --
  Income taxes                                                  $      44      $      51

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

Reclassifications - Prior to Dura's acquisition of DDSI on December 29, 1995, Dura recorded costs made on behalf of DDSI as they were incurred and simultaneously accrued reimbursement from DDSI by crediting the related costs. Dura is recording contract revenues from Spiros Development Corporation ("Spiros Corp."), a separate entity formed in December 1995, equal to the amounts due from Spiros Corp. for development and management services less a prorata amount allocated to the Series S warrant subscriptions receivable, established in connection with the issuance and sale of Series S warrants in December 1995. The DDSI reimbursements for the three and nine months ended September 30, 1995 have been reclassified to contract revenues to conform to the presentation used for Spiros Corp.

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

2.       NET INCOME PER SHARE

Net income per share is computed based on the weighted average number of common and common equivalent shares during each period. Common equivalent shares consist of stock options and warrants and are included in the computation of net income per share using the treasury stock method. Shares have been adjusted to reflect the 2-for-1 stock split in the form of a 100% dividend,effective July 1, 1996.

3.       INCOME TAXES

                                                  The provisions for income
taxes for the 1995 and 1996 periods reflect the expected combined Federal and state tax rate of 40% offset by the expected benefit from utilization of net operating loss carryforwards. During the three and nine months ended September 30, 1996, the Company recorded tax benefits from stock option exercises of $820,956 and $1,479,000 respectively, which were credited to common stock. At September 30, 1996, the valuation allowance against deferred tax assets equaled 100% of the net deferred tax assets.

4.       CAPITAL STOCK

On May 29, 1996, the Company declared a 2-for-1 stock split in the form of a 100% stock dividend on the Company's common stock effective July 1, 1996 for shareholders of record on June 17, 1996. All share amounts and net income per share for all periods presented have been adjusted to give effect to this stock dividend.

Common stock - On May 29, 1996, the Company completed an offering of 2,702,500 shares (5,405,000 shares post stock dividend) of common stock resulting in net proceeds to the Company of $150.4 million. On May 29, 1996 the Company's shareholders approved an amendment to the Articles of Incorporation increasing the number of authorized shares of common stock from 25 to 100 million.

Stock options - On February 21, 1996 the shares authorized under the Company's stock option plan, as adjusted for the July 1, 1996 stock dividend, were increased by 1,500,000 to a total of 6,007,360.

5.       PRODUCT RIGHTS

On September 5, 1996, the Company acquired from Eli Lilly and Company ("Lilly") the U.S. marketing rights to the patented antibiotics Keftab(R) and Ceclor(R) CD. The purchase price consisted of $100.0 million paid in cash at closing. Additional future contingent payments of $15 million per year starting in 1999 and ending in 2003 are subject to Ceclor(R) CD remaining without an extended release cefaclor competitor in the U.S.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This information should be read in conjunction with the consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report and the audited financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1995 contained in the Company's 1995 Report on Form 10-K, as amended, for the year ended December 31, 1995. See "Risk Factors" for trends and uncertainties known to the Company that could cause reported financial information not to be necessarily indicative of the future, including discussion of the effects of seasonality on the Company.

RECENT DEVELOPMENTS

On September 5, 1996, the Company acquired from Eli Lilly and Company ("Lilly") U.S. marketing rights to the antibiotics Keftab(R) and Ceclor(R) CD. The purchase price consisted of $100.0 million paid in cash at closing. Additional future contingent payments of $15 million per year starting in 1999 and ending in 2003 are subject to Ceclor(R) CD remaining without an extended release cefaclor competitor in the U.S.

On July 3, 1996, the Company acquired from Procter & Gamble Pharmaceuticals, Inc. ("P&G") worldwide rights to the Entex(R) products, consisting of four prescription upper respiratory drugs. The purchase price of $45.0 million consisted of $25.0 million in cash paid at closing and $20.0 million due on July 3, 1997. The Company began marketing the Entex products in July 1996.

The acquisition of the above product rights will have a material impact on future operating results.

RESULTS OF OPERATIONS

Total revenues for the three and nine months ended September 30, 1996 increased to $25.9 and $63.3 million, respectively, up 97% and 77%, respectively, compared to the same periods in 1995. Net income for the three months ended September 30, 1996 was $5.8 million, or $0.14 per share, an increase of $4.0 million or $0.08 per share, compared to the same period in 1995. Net income for the nine months ended September 30, 1996 was $14.5 million, or $0.37 per share, an increase of $10.0 million, or $0.21 per share, compared to the same period in 1995.


Pharmaceutical sales for the three and nine months ended September 30, 1996 increased to $18.9 and $45.9 million, up 82 % and 69 %, respectively, compared to the same periods in 1995. The three and nine month increases were primarily due to the sales of newly-acquired products as well as higher revenues at Health Script.

Gross profit (pharmaceutical sales less cost of sales) for the three and nine months ended September 30, 1996 increased $6.4 and $13.5 million, respectively, compared to the same periods in 1995. Gross profit as a percentage of sales for the three months ended September 30, 1996 was 73% and 71% for the same period in 1995. Gross profit for the nine months ended September 30, 1996 and September 30, 1995 remained approximately 73%.

Contract revenues for the three and nine months ended September 30, 1996 increased $ 4.2 and $ 8.9 million, to $7.0 million and $17.4 million, up 152% and 103%, respectively, compared to the same periods in 1995. The Company, under agreements with several companies, conducts feasibility testing and development work on various compounds for use with Spiros. In addition, the Company receives royalties primarily from the co-promotion of pharmaceutical products. Contract revenues from Spiros related development and feasibility agreements for the three and nine months ended September 30, 1996 were $5.7 and $14.4 million, including $5.0 and $12.8 million from Spiros Corp., and $2.0 and $6.6 million, including $1.7 and $5.4 million from DDSI, compared to the same periods in 1995. Contract revenues from royalties were $1.3 and $3.0 million for the three and nine months ended September 30, 1996, compared to $0.8 and $2.0 million for the same periods in 1995.

Clinical, development and regulatory expenses for the three and nine months ended September 30, 1996 increased $3.2 and $6.1 million to $5.0 and $12.1 million compared to the same periods in 1995. The increases reflect expenses incurred by the Company under feasibility and development agreements covering the use of various compounds with the Spiros proprietary dry powder drug delivery system.

Selling, general and administrative expenses for the three and nine months ended September 30, 1996 increased $4.4 and $ 7.4 million to $11.1 and $26.1 million compared to the same periods in 1995, and decreased to 43 % and 41 % of revenues, respectively, compared to 51 % and 52 % in the same periods in 1995. The dollar increase results primarily from marketing costs related to newly-acquired products as well as higher costs of Health Script to support a higher sales level. The decrease as a percentage of revenues reflects the productivity of the sales force, the growth of pharmaceutical sales due to product acquisitions and the growth of contract revenues.

Interest income for the three and nine months ended September 30, 1996 increased $1.6 and $3.0 million to $2.3 and $4.7 million, respectively, as compared to the three and nine months ended September 30, 1995. The increases are due to the cash generated from the August 1995 and May 1996 public stock offerings as well as cash generated from operations. Interest expense for the three months ended September 30, 1996 decreased $316,000 as compared to the same period for 1995 as a result of retiring the bank debt in May 1996. Interest expense for the nine months ended September 30, 1996 increased $103,000 as compared to the nine months ended September 30, 1995 as a result of obligations incurred in connection with the 1995 product acquisitions.

The Company recorded income tax provisions of $1.0 and $1.8 million for the three and nine months ended September 30, 1996, and $42,000 and $182,000, respectively, for the three and nine months ended September 30, 1995. The increased provision is due to the decline in the relative use of net operating loss carryforwards. The provisions reflect the expected combined Federal and state tax rate of 40% offset by the expected benefit from utilization of net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital increased by $6.9 million to $66.6 million at September 30, 1996, from $59.7 million at December 31, 1995. Cash equivalents and short-term investments increased by $19.4 million to $87.2 million at September 30, 1996, from $67.8 million at December 31, 1995. The increases resulted primarily from the net proceeds from the May 1996 public stock offering as well as from cash generated from operations offset by amounts paid for product acquisitions.

     In 1995, the Company completed the first phase of construction, at its headquarters, of a manufacturing facility that will be used to formulate, mill, blend and fill drugs to be used with Spiros, pending regulatory approval. In 1996, the Company began a two-year project to expand its manufacturing facility to meet the production needs of products to be used with Spiros, pending regulatory approval. Included in construction in progress at September 30, 1996 are capital expenditures of $11.0 million relating to the facility. Equipment purchases for and validation of the manufacturing facility are currently scheduled through 1997. At September 30, 1996, the Company had open purchase commitments for construction and validation of the facility and equipment purchases of approximately $3.0 million and expects to spend an additional $4.0 million to complete the facility.

     At September 30, 1996, the Company had available a line of credit with a bank providing for borrowings up to $5.0 million, against which there were no borrowings outstanding. In accordance with bank loan agreements, all assets of the Company are pledged as collateral to loans outstanding, and the Company is required to maintain certain financial covenants.

     The Development and Management Agreement between the Company and Spiros Corp. requires Spiros Corp. to make payments to Dura for development and management services within 15 days after the end of the month in which the services are incurred. Dura records contract revenues from Spiros Corp. equal to the amounts due from Spiros Corp. for development and management services less a pro rata amount allocated to the warrant subscriptions receivable. The Company has a purchase option with respect to all of the shares of Spiros Corp. which is exercisable through December 31, 1999 at predetermined prices. In addition, the Company has an option, through specified dates, to acquire Spiros Corp.'s exclusive rights for use of Spiros with albuterol in the cassette version for a minimum of $15.0 million in cash. Such option is exercisable at any time through the earlier of 60 days after FDA approval of such albuterol product or December 31, 1999.

     At September 30, 1996, the Company had an aggregate of $37.3 million in other obligations, of which $28.0 million is to be paid within the next year. In connection with the acquisition of Ceclor CD and Keftab marketing rights, the Company paid $100.0 million in cash. Additional future contingent payments of $15 million per year starting in 1999 and ending in 2003 are subject to Ceclor CD remaining without an extended release cefaclor competitor in the U.S.

     The Company has a $59.8 million net operating loss carry forward for Federal income tax purposes of which approximately $27.5 million is currently available to offset taxable income. The tax benefit from approximately $9.4 million of the net operating loss carry forward currently available will be credited to common stock when and if this amount is used to offset taxable income.

     The Company anticipates that its existing capital resources, together with cash expected to be generated from operations and available bank
borrowings      should be sufficient to finance its operations and working capital requirements through at least November 1997. Significant additional resources, however, may be required in connection with product or company acquisitions or in-licensing opportunities. At present, the Company is actively pursuing the acquisition of rights to several products and/or companies which may require the use of substantial capital resources; however, there are no present agreements or commitments with respect to any such acquisition.

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

Reduction in Gross Margins. There is no proprietary protection for most of the products sold by the Company and substitutes for such products are sold by other pharmaceutical companies. The Company expects average selling prices for many of its products to decline over time due to competitive and reimbursement pressures. While the Company will seek to mitigate the effect of this decline in average selling prices, there can be no assurance that the Company will be successful in these efforts.

     Third-Party Reimbursement; Pricing Pressures. The Company's commercial success will depend in part on the availability of adequate reimbursement from third-party health care payors, such as government and private health insurers and managed care organizations. Third-party payors are increasingly challenging the pricing of medical products and services. There can be no assurance that reimbursement will be available to enable the Company to achieve market acceptance of its products or to maintain price levels sufficient to realize an appropriate return on the Company's investment in product acquisition, in-licensing and development. The market for the Company's products may be limited by actions of third-party payors. For example, many managed health care organizations are now controlling the pharmaceuticals that are on their formulary lists. The resulting competition among pharmaceutical companies to place their products on these formulary lists has created a trend of downward pricing pressure in the industry. In addition, many managed care organizations are pursuing various ways to reduce pharmaceutical costs and are considering formulary contracts primarily with those pharmaceutical companies that can offer a full line of products for a given therapy sector or disease state. There can be no assurance that the Company's products will be included on the formulary lists of managed care organizations or that downward pricing pressure in the industry generally will not negatively impact the Company's operations. Further, a number of legislative and regulatory proposals aimed at changing the health care system have been proposed. While the Company cannot predict whether any such proposals will be adopted or the effect such proposals may have on its business, the pending nature of such proposals, as well as the adoption of any proposal, is likely to exacerbate industry-wide pricing pressures and could have a material adverse effect on the Company.

Dependence on Acquisition of Rights to Pharmaceutical Products. The Company's strategy for growth is dependent, in part, upon acquiring, in-licensing and co-promoting pharmaceuticals targeted primarily at allergists, ear, nose and throat physicians, pulmonologists and a selected subset of pediatricians and generalist physicians. Other companies, including those with substantially greater resources, are competing with the Company for the rights to such products. There can be no assurance that the Company will be able to acquire, in-license or co- promote additional pharmaceuticals on acceptable terms, if at all. The failure of the Company to acquire, in-license, co-promote, develop or market commercially successful pharmaceuticals would have a material adverse effect on the Company. Furthermore, there can be no assurance that the Company, once it has obtained rights to a pharmaceutical product and committed to payment terms, will be able to generate sales sufficient to create a profit or otherwise avoid a loss.

Development Risks Associated With Spiros. The Spiros pulmonary drug delivery system ("Spiros") will require significant additional development. In addition, regulatory approvals for each drug to be delivered through the use of Spiros will have to be obtained prior to commercialization. There can be no assurance that development of Spiros will be completed successfully, that Spiros will not encounter problems in clinical trials that will cause the delay or suspension of such trials, that current or future testing will show Spiros to be safe or efficacious or that Spiros will receive regulatory approval. Moreover, even if Spiros does receive regulatory approval, there can be no assurance that Spiros will be commercially successful, have all of the patent and other protections necessary to prevent competitors from producing similar products and not infringe on patent or other proprietary rights of third parties. The failure of Spiros to receive timely regulatory approval and achieve commercial success would have a material adverse effect on the Company.

Risks Associated With Recent Acquisitions. In September 1996, the Company acquired from Lilly exclusive U.S. rights to market and distribute Keftab and Ceclor CD and entered into a manufacturing agreement with Lilly which terminates in certain circumstances. Any interruption in the supply of Keftab or Ceclor CD from Lilly due to regulatory or other causes could result in the inability of the Company to meet demand and could have a material adverse impact on the Company.

Both Keftab and Ceclor CD are antibiotics, and the Company has limited or no experience in marketing such products. There can be no assurance that the Company will be able to successfully market and distribute Keftab or that Keftab will continue to be accepted by the market at the levels previously achieved by Lilly or at a level sufficient to maintain growth of the product. In addition, Ceclor CD has not previously been marketed to physicians, and no assurance can be given that the Company will be successful in introducing this product or will be able to successfully compete with currently available products. Furthermore, the Company will need to significantly expand its existing sales force to address the antibiotic market, and no assurance can be given that such expansion can be successfully completed in a timely manner, if at all. Failure to successfully market and sell Keftab and Ceclor CD would have a material adverse effect on the Company's business, financial condition and results of operations.

Customer Concentration; Consolidation of Distribution Network. The distribution network for pharmaceutical products has in recent years been subject to increasing consolidation. As a result, a few large wholesale distributors control a significant share of the market. In addition, the number of independent drug stores and small chains has decreased as retail consolidation has occurred. Further consolidation among, or any financial difficulties of, distributors or retailers could result in the combination or elimination of warehouses thereby stimulating product returns to the Company. Further consolidation or financial difficulties could also cause customers to reduce their inventory levels, or otherwise reduce purchases of the Company's products which could result in a material adverse effect on the Company's business, financial condition or results of operations.

Dura's customers include McKesson Drug Company, Bergen Brunswig Drug Company, Cardinal Health Inc., Bindley Western Drug Company and major drug chains. During the first nine months of 1996, two customers individually accounted for 15% and 11% of sales. Two customers individually accounted for 16% and 11% of 1995 sales, three customers individually accounted for 21%, 14% and 12% of 1994 sales and two customers individually accounted for 19% and 14% of 1993 sales. The loss of any of these customer accounts could have a material adverse effect upon the Company's business, financial condition or results of operations.

Seasonality and Fluctuating Quarterly Results. Historically, as a result of the winter cold and flu season, industry-wide demand for respiratory products has been stronger in the first and fourth quarters than during the second and third quarters of the year. In addition, variations in the timing and severity of the winter cold and flu season have influenced the Company's results of operations in the past. While the growth and productivity of the Company's sales force and the introduction by the Company of new products have historically mitigated the impact of seasonality on the Company's results of operations, recent product acquisitions by the Company are likely to increase the impact of seasonality on the Company's results of operations. No assurances can be given that the Company's results of operations will not be materially adversely affected by the seasonality of product sales.

Competition. Many companies, including large pharmaceutical firms with financial and marketing resources and development capabilities substantially greater than those of Dura, are engaged in developing, marketing and selling products that compete with those offered by the Company. The selling prices of such products typically decline as competition increases. Further, other products now in use or under development by others may be more effective than Dura's current or future products. The industry is characterized by rapid technological change, and competitors may develop their products more rapidly than Dura. Competitors may also be able to complete the regulatory process sooner, and therefore, may begin to market their products in advance of Dura's products. Dura believes that competition among both prescription pharmaceuticals and pulmonary delivery systems aimed at the asthma and allergy, cough and cold markets will be based on, among other things, product efficacy, safety, reliability, availability and price.

Dura directly competes with at least 25 other companies in the U.S. which are currently engaged in developing, marketing and selling respiratory pharmaceuticals. Additionally, there are at least 10 companies currently involved in development, marketing or sales of dry powder pulmonary drug delivery systems. There are two types of dry powder inhalers ("DPIs") currently in commercial use worldwide. In the U.S., only individual dose DPIs are marketed, including the Rotohaler (developed and marketed by Glaxo Wellcome, Inc.) and the Spinhaler (developed and marketed by Fisons Limited ). The Turbuhaler (developed and marketed by Astra Pharmaceuticals ), a multiple dose DPI and the leading DPI in worldwide sales, is considered the current industry standard. It is not yet marketed in the U.S., although the U.S. Food and Drug Administration ("FDA") has issued an approvable letter for the first Turbuhaler product.

Dependence on Third Parties; Limited Manufacturing Experience. The Company's strategy for development and commercialization of certain of its products is dependent upon entering into various arrangements with corporate partners, licensors and others and upon the subsequent success of these partners, licensors and others in performing their obligations. There can be no assurance that the Company will be able to negotiate acceptable arrangements in the future or that such arrangements, or its existing arrangements, will be successful. In addition, partners, licensors and others may pursue alternative technologies or develop alternative compounds or drug delivery systems either on their own or in collaboration with others, including the Company's competitors. The Company has limited experience manufacturing products for commercial purposes and currently does not have the capability to manufacture its pharmaceutical products and therefore is dependent on contract manufacturers for the production of such products for development and commercial purposes. The manufacture of the Company's products is subject to current Good Manufacturing Practice ("cGMP") regulations prescribed by the FDA. The Company relies on a single manufacturer for each of its products. In the event that the Company is unable to obtain or retain third-party manufacturing, it may not be able to commercialize its products as planned. There can be no assurance that the Company will be able to continue to obtain adequate supplies of such products in a timely fashion at acceptable quality and prices. Also, there can be no assurance that the Company will be able to enter into agreements for the manufacture of future products with manufacturers whose facilities and procedures must comply with cGMP and other regulatory requirements. The Company's current dependence upon others for the manufacture of its products may adversely affect future profit margins, if any, on the sale of those products and the Company's ability to develop and deliver products on a timely and competitive basis.

In June 1995, the Company completed construction of its manufacturing facility located in a Company-owned building adjacent to its headquarters. The Company is currently expanding its facilities to provide additional manufacturing capabilities. The facility initially is intended to be used to formulate, mill, blend and manufacture drugs to be used with Spiros, pending regulatory approval. Equipment purchases and validation are currently scheduled through 1997. The Company's manufacturing facility must be registered with and licensed by various regulatory authorities and comply with cGMP requirements prescribed by the FDA and the state of California. Any failure or significant delay in the validation of or obtaining a satisfactory regulatory inspection of the new facility could have a material adverse effect on the Company's ability to manufacture products in connection with Spiros.

Managing Growth of Business. The Company has recently experienced significant growth as total revenues increased 80% in fiscal 1994, 58% in fiscal 1995 and 77% in the first nine months of 1996 as compared to prior periods. During fiscal 1995, the Company executed three agreements relating to the acquisition, in-licensing and co-promotion of products and acquired Health Script. During 1996, the Company commenced a co-promotion of Uni-Dur and executed agreements relating to the acquisition of the Entex, Ceclor CD and Keftab products. Due to the Company's emphasis on acquiring and in-licensing respiratory pharmaceutical products, the Company anticipates that the integration of the recently-acquired businesses and products, as well as any future acquisitions, will require significant management attention and expansion of its sales force. The Company's ability to achieve and maintain profitability is based on management's ability to manage its changing business effectively.

Uncertainty of Profitability; Need for Additional Funds. The Company has experienced significant operating losses in the past and at September 30, 1996, the Company's accumulated deficit was approximately $88.8 million. Although the Company achieved profitability on an annual basis in fiscal 1994 and 1995 (prior to the charge of approximately $43.8 million in the fourth quarter of 1995 in connection with the exercise of its option to purchase all of the outstanding stock of DDSI and its cash contribution to Spiros Corp.), there can be no assurance that revenue growth or profitability will continue on a quarterly or annual basis in the future. The acquisition and in-licensing of products, the expansion of the Company's sales force in response to acquisition and in-licensing of products, the maintenance of the Company's existing sales force, the upgrade and expansion of its facilities, continued pricing pressure and the potential exercise of the Purchase Option or the Albuterol Purchase Option (as defined below), as well as funds that Dura, at its option, may provide for Spiros development, both internally and through Spiros Corp., will require the commitment of substantial capital resources and may also result in significant losses. Depending upon, among other things, the acquisition and in-licensing opportunities available to it, the Company may need to raise additional funds for these purposes. The Company may seek such additional funding through public and private financings, including equity financings. Adequate funds for these purposes, whether through financial markets or from other sources, may not be available when needed or on terms acceptable to the Company. Insufficient funds may require the Company to delay, scale back or prevent some or all of its product acquisition and in-licensing programs, the upgrade and expansion of its facilities, the potential exercise of the Purchase Option and/or the Albuterol Purchase Option and further development of Spiros. The Company anticipates that its existing capital resources, together with cash expected to be generated from operations and bank borrowings should be sufficient to finance its current operations and working capital requirements through at least November 1997.

Potential Exercise of Purchase Options for Spiros Corp. Callable Common Stock and Albuterol Product; Dilution. The Company has a contractual relationship with Spiros Corp. relating to the development of Spiros, pursuant to which certain rights to Spiros were transferred by the Company and DDSI to Spiros Corp. Dura has a Purchase Option with respect to all of the currently outstanding shares of callable common stock of Spiros Corp. If Dura exercises the Purchase Option, it will be required to make a substantial cash payment or to issue shares of Common Stock, or both. A payment in cash would reduce Dura's capital resources. A payment in shares of Common Stock would result in a decrease in the percentage ownership of Dura's shareholders at that time. The exercise of the Purchase Option will likely require Dura to record a significant charge to earnings and may adversely impact future operating results. If Dura does not exercise the Purchase Option prior to its expiration, the Company's rights in and to Spiros with respect to certain compounds will be terminated. Dura also has the option to provide funding for Spiros development in certain circumstances. Dura believes that the current funds of Spiros Corp. will be sufficient to fund product development by Spiros Corp. through the first half of 1998. Development of Spiros Corp. products may require significant additional funds.

As part of the Company's contractual relationship with Spiros Corp., the Company received an option to purchase certain rights to an albuterol product in a cassette version of Spiros (the "Albuterol Purchase Option") exercisable at any time through the earlier of 60 days after FDA approval of such albuterol product or December 31, 1999. If the Company exercises the Albuterol Purchase Option, it will be required to make a cash payment of at least $15.0 million which could have a material adverse effect on its capital resources. The Company may not have sufficient capital resources to exercise the Albuterol Purchase Option which may result in the Company's loss of valuable rights. In addition, continuation of development and commercialization of an albuterol product in a cassette version of Spiros may require substantial additional expenditures by Dura. As of the date of this Prospectus, Dura has no plans to provide additional funding to Spiros Corp. and has not made any determination as to the likelihood of its exercise of the Purchase Option or the Albuterol Purchase Option.

Government Regulation; No Assurance of FDA Approval. Development, testing, manufacturing and marketing of the Company's products are subject to extensive regulation by numerous governmental authorities in the U.S. and other countries. The process of obtaining FDA approval of pharmaceutical products and drug delivery systems is costly and time-consuming. Any new pharmaceutical must undergo rigorous preclinical and clinical testing and an extensive regulatory approval process mandated by the FDA. Marketing of drug delivery systems also requires FDA approval, which can be costly and time-consuming to obtain. The Company will need to obtain regulatory approval for each drug to be delivered through the use of

Spiros. There can be no assurance that the pharmaceutical products currently in development, or those products acquired or in-licensed by the Company, will be approved by the FDA. In addition, there can be no assurance that all necessary clearances will be granted to the Company or its licensors for future products or that FDA review or actions will not involve delays adversely affecting the marketing and sale of the Company's products. For both currently marketed and future products, failure to comply with applicable regulatory requirements can, among other things, result in the suspension of regulatory approval, as well as possible civil and criminal sanctions. In addition, changes in regulations could have a material adverse effect on the Company.

The FDA is continuing an evaluation of the effectiveness of all drug products containing ingredients marketed prior to 1962 (the year of enactment of the "Drug Amendments of 1962" to the Federal Food, Drug, and Cosmetic Act) as part of its Drug Efficacy Study Implementation ("DESI") program and will determine which drugs are considered "new drugs" requiring approval through a New Drug Application ("NDA") for marketing. A policy guide issued by the FDA indicates that the FDA will implement procedures to determine whether the new drug provisions are applicable to existing products. If a final determination is made that a particular drug requires an approved NDA, such approval will be required for marketing to continue. If such a determination is made, the FDA might impose various requirements; for example, it might require that the current product be the subject of an approved NDA, that the product be reformulated and an NDA approval be obtained, that the product must be sold on an over-the-counter basis rather than as a prescription drug or that the product must be removed from the market. There can be no assurance as to which of these courses the FDA will require, if any, with respect to most of the Company's pharmaceutical products or whether the Company will be able to obtain any approvals that the FDA may deem necessary. If any of these actions are taken by the FDA, such actions could have a material adverse effect on the Company's business. In addition, the Company's Tornalate Metered Dose Inhaler uses chlorofluorocarbon ("CFC") propellants. If CFCs are banned for use in the Tornalate Metered Dose Inhaler, then the Company will not be able to market that product for sale, which could have a material adverse effect on the Company. Health Script is subject to regulation by state regulatory authorities, principally state boards of pharmacy. In addition, Health Script is subject to regulation by other state and federal agencies with respect to reimbursement for prescription drug benefits provided to individuals covered primarily by publicly-funded programs.

Patents and Proprietary Rights. The Company's success will depend in part on its ability to obtain patents on current or future products or formulations, defend its patents, maintain trade secrets and operate without infringing upon the proprietary rights of others, both in the U.S. and abroad. However, only four of the pharmaceuticals currently marketed by the Company are covered by patents. The Company also has licenses or license rights to certain other U.S. and foreign patent and patent applications. There can be no assurance that patents, U.S. or foreign, will be obtained, or that, if issued or licensed to the Company, they will be enforceable or will provide substantial protection from competition or be of commercial benefit to the Company or that the Company will possess the financial resources necessary to enforce or defend any of its patent rights. Federal court decisions establishing legal standards for determining the validity and scope of patents in the field are in transition. For example, in a currently pending case, the U.S. Supreme Court will consider whether to alter or replace the traditional standard for determining patent infringement under the doctrine of equivalents. There can be no assurance that the historical legal standards surrounding questions of validity and scope will continue to be applied or that current defenses as to issued patents in the field will offer protection in the future. The commercial success of the Company will also depend upon avoiding the infringement of patents issued to competitors and upon maintaining the technology licenses upon which certain of the Company's current products are, or any future products under development might be, based. Litigation, which could result in substantial cost to the Company, may be necessary to enforce the Company's patent and license rights or to determine the scope and validity of the proprietary rights of third parties. If any of the Company's products are found to infringe upon patents or other rights owned by third parties, the Company could be required to obtain a license to continue to manufacture or market such products. There can be no assurance that licenses to such patent rights would be made available to the Company on commercially reasonable terms, if at all. If the Company does not obtain such licenses, it could encounter delays in marketing affected products while it attempts to design around such patents or it could find that the development, manufacture or sale of products requiring such licenses are not possible. The Company currently has certain licenses from third parties and in the future may require additional licenses from other parties to develop, manufacture and market commercially viable products effectively. There can be no assurance that such licenses will be obtainable on commercially reasonable terms, if at all, or that the patents underlying such licenses will be valid and enforceable.

     Product Liability and Recall. The Company faces an inherent business risk of exposure to product liability claims in the event that the use of its technologies or products is alleged to have resulted in adverse effects. Such risks will exist even with respect to those products that receive regulatory approval for commercial sale. While the Company has taken, and will continue to take, what it believes are appropriate precautions, there can be no assurance that it will avoid significant product liability exposure. The Company currently has product liability insurance; however, there can be no assurance that the level or breadth of any insurance coverage will be sufficient to fully cover potential claims. There can be no assurance that adequate insurance coverage will be available in the future at acceptable costs, if at all, or that a product liability claim or recall would not materially and adversely affect the business or financial condition of the Company.

     Attraction and Retention of Key Personnel. The Company is highly dependent on the principal members of its management staff, the loss of whose services might impede the achievement of development objectives. Although the Company believes that it is adequately staffed in key positions and that it will be successful in retaining skilled and experienced management, operational and scientific personnel, there can be no assurance that the Company will be able to attract and retain such personnel on acceptable terms. The loss of the services of key scientific, technical and management personnel could have a material adverse effect on the Company, especially in light of the Company's recent significant growth. The Company does not maintain key-person life insurance on any of its employees.

Volatility of the Company Stock Price. The market prices for securities of emerging companies, including the Company, have historically been highly volatile. Future announcements concerning the Company or its competitors may have a significant impact on the market price of the Common Stock. Such announcements might include financial results, the results of testing, technological innovations, new commercial products, changes to government regulations, government decisions on commercialization of products, developments concerning proprietary rights, litigation or public concern as to safety of the Company's products.

Absence of Dividends. The Company has never paid any cash dividends on its Common Stock. In accordance with certain bank loan agreements, the Company is restricted from paying cash dividends without prior bank approval. The Company currently anticipates that it will retain all available funds for use in its business and does not expect to pay any cash dividends in the foreseeable future.

Change in Control. Certain provisions of the Company's charter documents (including cumulative voting provisions for electing directors, provisions providing for two classes of directors serving staggered two-year terms and provisions permitting the Company to issue preferred stock in the future) and terms relating to the acceleration of the exercisability of certain warrants and options relating to the purchase of such securities by the Company in the event of a change in control may have the effect of delaying, deferring or preventing a change in control of the Company, thereby possibly depriving shareholders of receiving a premium for their shares of the Common Stock.

Proposition 211. A pending initiative on the November 1996 California ballot would, if passed by voters and upheld against potential court challenges, subject corporations and their directors and officers to increased risk of suit and may prohibit corporations from indemnifying officers and directors and expose directors and officers of corporations to increased risk of personal liability. Proposition 211, if passed and upheld, could increase litigation expenses and the cost of related insurance and adversely affect the financial position and results of operations of Dura. In addition, the increased risk of personal liability could interfere with the ability of Dura to attract and retain directors and officers, which could adversely affect the Company's competitive position.

                           PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

         (a) Exhibits

               + 10.1  Licensing Agreement
               10.2    Indemnification Agreement (Directors)
               10.3    Indemnification Agreement (Officers)
               11       Statements re:  Computations of Net Income Per Share
               27       Financial Data Schedule

         (b) Reports on Form 8-K

               On July 17, 1996 the Company filed a Current Report on Form 8-K dated July 3, 1996 providing the required financial statements and pro forma financial information in connection with its acquisition of Entex product rights from Procter & Gamble Pharmaceuticals, Inc.

               On September 19, 1996 the Company filed a Current Report on Form 8-K dated September 5, 1996 providing the required financial statements and pro forma financial information in connection with its acquisition of Keftab(R) and Ceclor(R) CD from Eli Lilly and Company.

               + Incorporated by reference to the Company's Current Report on Form 8-K filed on September 19, 1996.

                                   SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                              DURA PHARMACEUTICALS, INC.
                                              --------------------------
                                                    (REGISTRANT)


       SIGNATURES                     TITLE                           DATE
       ----------                     -----                           ----
   /S/ CAM L. GARNER          Chairman, President and           October 16, 1996
------------------------        Chief Executive Officer         ----------------
    (CAM L. GARNER)             (Principal Executive Officer)

   /S/ JAMES W. NEWMAN        Senior Vice President,            October 16, 1996
------------------------        Finance & Administration,       ----------------
    (JAMES W. NEWMAN)           Chief Financial Officer
                                (Principal Financial and
                                Accounting Officer)

                           DURA PHARMACEUTICALS, INC.
                                    FORM 10-Q
                                  EXHIBIT INDEX

EXHIBIT NO.      DESCRIPTION

+10.1 Licensing Agreement dated August 21, 1996 between the Company and Eli Lilly and Company

 10.2            Indemnification Agreement (Directors)

 10.3            Indemnification Agreement (Officers)

 11              Statements re: Computations of Net Income Per Share

 27              Financial Data Schedule

+Incorporated by reference to the Company's Current Report on Form 8-K, filed on September 19, 1996.