Form 10-K
period 1996-12-31
DURA PHARMACEUTICALS INC/CA
filed 1997-03-31
CIK 882098

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K

     X         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   -----       EXCHANGE ACT OF 1934

                         For fiscal year ended December 31, 1996

OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   -----       SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)


                  For the transition period from ________ to ________.

                       COMMISSION FILE NUMBER:  000-19809

                           DURA PHARMACEUTICALS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               CALIFORNIA                             95-3645543
      (State or other jurisdiction                 (I.R.S. Employer
    or incorporation or organization)              Identification No.)

5880 Pacific Center Blvd. San Diego, California      92121-4202
(Address of principal executive offices)              (zip code)


        Registrant's telephone number, including area code (619) 457-2553

               SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF
                                  THE ACT: NONE

                SECURITIES REGISTERED PURSUANT TO SECTION 12(g)
                     OF THE ACT:  COMMON STOCK, NO PAR VALUE



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No        .
                                               -----     ------

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 28, 1997 was $1,457,451,662. For the purposes of this calculation, shares owned by officers, directors (and their affiliates) and 10% or greater shareholders known to the registrant have been deemed to be affiliates.

     The number of shares of the Registrant's Common Stock outstanding as of February 28, 1997 was 43,437,978.

     Portions of Registrant's Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 28, 1997, to be filed with the Securities and Exchange Commission on or about April 16, 1997, referred to herein as the "Proxy Statement," are incorporated as provided in Part III, and portions of the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1996, attached hereto as Exhibit 13, referred to herein as the "Annual Report," are incorporated as provided in parts II and IV.

                                              INDEX

Part I:
         Item 1.    Business . . . . . . . . . . . . . . . . . . . . . . . 4-22
         Item 2.    Properties . . . . . . . . . . . . . . . . . . . . . . . 22
         Item 3.    Legal Proceedings. . . . . . . . . . . . . . . . . . . . 22
         Item 4.    Submission of Matters to the Vote of Security Holders. . 22

Part II:
         Item 5.    Market for Registrant's Common Equity and Related
                    Stockholder Matters. . . . . . . . . . . . . . . . . . . 23
         Item 6.    Selected Financial Data. . . . . . . . . . . . . . . . . 23
         Item 7.    Management's Discussion and Analysis of Financial
                    Condition and Results of Operations. . . . . . . . . . . 23
         Item 8.    Financial Statements and Supplementary Data. . . . . . . 23
         Item 9.    Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure. . . . . . . . . . . 23

Part III:
         Item 10.   Directors and Executive Officers of the Registrant . . . 24
         Item 11.   Executive Compensation . . . . . . . . . . . . . . . . . 24
         Item 12.   Security Ownership of Certain Beneficial Owners and
                    Management . . . . . . . . . . . . . . . . . . . . . . . 24
         Item 13.   Certain Relationships and Related Transactions . . . . . 24

Part IV:
         Item 14.   Exhibits, Financial Statement Schedules and Reports on
                    Form 8-K . . . . . . . . . . . . . . . . . . . . . . .25-28

                    Signatures . . . . . . . . . . . . . . . . . . . . . . . 29

                                     PART I

ITEM 1. BUSINESS

THE DISCUSSION OF THE COMPANY'S BUSINESS CONTAINED IN THIS REPORT MAY CONTAIN CERTAIN FORWARD-LOOKING STATEMENTS. FOR A DISCUSSION OF FACTORS WHICH MAY AFFECT THE OUTCOME PROJECTED IN SUCH STATEMENTS, SEE "RISKS AND UNCERTAINTIES" ON PAGES 16 THROUGH 22 OF THIS ANNUAL REPORT ON FORM 10-K.
THE COMPANY UNDERTAKES NO OBLIGATION TO RELEASE PUBLICLY THE RESULTS OF ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS AND CIRCUMSTANCES ARISING AFTER THE DATE HEREOF.

OVERVIEW

Dura Pharmaceuticals, Inc. ("Dura" or the "Company") is a specialty respiratory pharmaceutical and pulmonary drug delivery company. The Company is engaged in developing and marketing prescription pharmaceutical products for the treatment of asthma, hay fever, chronic obstructive pulmonary disease ("COPD"), the common cold, related respiratory ailments and is developing a pulmonary drug delivery system. Dura has strategically focused on the U.S. Respiratory Market because of its size (approximately $9.5 billion in sales in 1996) and growth opportunities. Additionally, the fragmented nature of the market and the identifiable base of physician prescribers allow the Company to achieve significant market penetration with a specialized sales force. The Company currently markets 29 prescription products, including 25 which are off-patent. The Company also has a separate mail service pharmacy, Health Script Pharmacy Services, Inc. ("Health Script"), which dispenses respiratory pharmaceuticals.

Dura employs a dual marketing strategy utilizing its focused field sales force of 182 people and a dedicated managed care sales and marketing group that covers managed care organizations and retail pharmacy chains. Dura's field sales force targets a physician base which includes approximately 80,000 U.S. allergists, ear, nose, and throat specialists ("ENTs"), pulmonologists and a selected subset of pediatricians and generalist physicians, who the Company believes collectively write approximately 75% of respiratory pharmaceutical prescriptions. Dura believes that its field sales force calls on approximately one-half of the target physician base. The Company's managed care sales and marketing group concentrates on sales to large regional and national managed care organizations. The Company expects to continue expanding both the field sales force and the managed care sales and marketing group as warranted by market opportunities.

This marketing strategy has allowed Dura to leverage its distribution capabilities by acquiring the rights to market additional prescription pharmaceutical products through acquisition, in-license or co-promotion arrangements. Since 1992, the Company has acquired 20 products targeted at the U.S. respiratory market. In July 1996, the Company acquired from Procter & Gamble Pharmaceuticals, Inc. ("P&G") worldwide rights to the Entex-Registered Trademark- products, consisting of four prescription upper respiratory drugs. In September 1996, the Company acquired from Eli Lilly and Company ("Lilly") U.S. marketing rights to the antibiotics Keftab-Registered Trademark- and Ceclor-Registered Trademark- CD. The Company began marketing Keftab in September 1996, and launched Ceclor CD in October 1996.

Another key component of Dura's strategy is to develop the Spiros-TM-
pulmonary drug delivery system ("Spiros").   Spiros is being designed to
aerosolize pharmaceuticals in dry powder formulations for delivery to the lungs while providing certain advantages over other currently-used methods of pulmonary drug delivery. The Company has a three-level development program for Spiros which entails (i) developing, on behalf of Spiros Development Corporation ("Spiros Corp."), certain drug applications for use in Spiros, including in the near-term albuterol, beclomethasone and ipratropium, three of the most frequently prescribed pharmaceutical agents to treat respiratory conditions, (ii) licensing Spiros primarily to pharmaceutical companies, including Mitsubishi Chemical Corporation ("Mitsubishi") and Fujisawa Pharmaceuticals Co., Ltd. ("Fujisawa"), generally for use with certain of their proprietary respiratory products, and (iii) developing Spiros, generally in collaboration with third parties, for the systemic delivery of compounds, including certain proteins and peptides, through the lungs for respiratory and non-respiratory indications as an alternative to current invasive delivery techniques. The Company has licensed certain rights to Spiros Corp. to continue a significant portion of the development program for Spiros, including funding of ongoing and future clinical trials of albuterol and beclomethasone in Spiros, and formulation, preclinical development and clinical trials of ipratropium in Spiros. The Company has the right to purchase all of the currently outstanding shares of callable common stock of Spiros Corp. through December 31, 1999 at predetermined prices.

In July 1996, the Company commenced long-term and short-term clinical trials which, along with earlier studies, are intended to serve as the basis for the filing of a New Drug Application ("NDA") by Dura in late 1997 seeking U.S. Food and Drug Administration ("FDA") approval, on behalf of Spiros Corp., to market albuterol in the Spiros cassette system. The patient dosing clinical studies which the Company believes to be necessary for this submission have been completed. The Company has also filed on behalf of Spiors Corp., an Investigational New Drug ("IND") Application for U.S. studies on beclomethasone in the Spiros cassette system. In the first quarter of 1997, clinical trials of beclomethasone in the U.S. commenced under this IND. In addition, Dura, on behalf of Spiros Corp., has performed powder formulation work with the peptide drug salmon calcitonin which in a clinical trial demonstrated the ability to develop macromolecule aerosol powder formulation which achieved systemic delivery using the Spiros technology.

U.S. RESPIRATORY MARKET

Dura divides the U.S. Respiratory Market into two primary markets: (i) asthma and COPD; and (ii) respiratory infection, allergy, and cough and cold.

ASTHMA AND COPD

Asthma is a complex physiological disorder characterized by airway hyperactivity to a variety of stimuli such as dust, pollen, stress or physical exercise, resulting in airway obstruction that is partially or temporarily reversible. The U.S. asthma population has grown steadily to more than 15 million people, a 66% rise since 1980. COPD is a complex condition comprising a combination of chronic bronchitis, emphysema and airway obstruction. The disease affects males more often than females and is exacerbated by smoking and other insults to the lung. Incidence is as high as 20% of the adult male population, though only a minority are clinically disabled. The U.S. combined market for therapeutic drugs to treat asthma and COPD was over $2.8 billion in 1996. The primary categories of therapeutic drugs used in the treatment of asthma and COPD include bronchodilators and anti-inflammatories. Bronchodilators dilate the airways and include beta agonists (such as bitolterol and albuterol), xanthines (such as theophylline) and anticholinergics (such as ipratropium). Anti-inflammatories reduce inflammation and include cromolyns and glucocorticoids (such as triamcinolone, beclomethasone, flunisolide and budesonide).

RESPIRATORY INFECTION, ALLERGY, COUGH AND COLD

Respiratory infections are generally caused by a variety of bacteria and can affect either the upper respiratory tract (nasal cavity, sinuses and throat) or the lower respiratory tract (lungs). The resulting diagnoses include sinusitis, tonsillitis, and bronchitis. These infections are treated with antibiotics, which kill the bacteria causing the symptoms.

There are a variety of classes of antibiotics that treat specific ranges, or spectrums, of bacteria. Classes used to treat respiratory infection include cephalosporins, broad spectrum macrolides, and quinolores. The market for these classes is very large, totaling $4.6 million in 1996 for the oral solid forms alone. The cephalosprin class accounts for approximately $1.3 billion of this total.

While the causes of allergies (which can be seasonal or perennial) and cough and colds differ, nasal congestion and sneezing are common symptoms of these diseases. The U.S. combined market for therapeutic drugs to treat allergies, cough and cold was over $2.1 billion in 1996. Antihistamines and antihistamine/decongestant combinations are the most widely used forms of therapy for allergies and represent the largest portion of the allergy, cough and cold market in the U.S. Cough and cold preparations represent the next largest portion of the allergy, cough and cold market and include decongestant and decongestant/expectorant combinations, cough suppressants and antihistamine combinations and expectorants.

STRATEGY

The Company's objective is to be a leading supplier of respiratory pharmaceuticals and pulmonary drug delivery systems. The Company attempts to achieve this objective through the implementation of the following:

- FOCUSING MARKETING EFFORTS ON RESPIRATORY PHYSICIAN SPECIALISTS. Dura employs a dual marketing strategy utilizing its focused field sales force and a dedicated managed care sales and marketing group. Dura's field sales force targets a physician base which includes approximately 80,000 U.S. allergists, ENTs, pulmonologists and a selected subset of pediatricians and generalist physicians, who the Company believes collectively write approximately 75% of respiratory pharmaceutical prescriptions. Dura believes that its field sales force calls on approximately one-half of the target physician base. The Company's managed care sales and marketing group concentrates on sales to large regional and national managed care organizations. The Company expects to continue expanding both the field sales force and the managed care sales and marketing group as warranted by market opportunities.

- ACQUIRING, IN-LICENSING OR CO-PROMOTING RESPIRATORY PRESCRIPTION PHARMACEUTICALS. The Company seeks to acquire, in-license or co-promote respiratory prescription pharmaceuticals or companies developing and/or marketing such pharmaceuticals. The Company is particularly focused on respiratory drugs that are under-promoted by large pharmaceutical companies. The Company believes that the pharmaceutical industry is undergoing a restructuring that may create greater opportunities for the Company. For example, many large pharmaceutical companies are consolidating and merging and/or redirecting their sales forces, which may lead to the underpromotion of certain products deemed too small for large sales forces and create significant acquisition, in-licensing and co-promotion opportunities. Additionally, consolidation within the sector may make small product lines less desirable to large pharmaceutical companies. The Company is actively pursuing the acquisition of rights to products and/or companies, which may require the use of substantial capital resources.

- DEVELOPING SPIROS. The Company has a three-level development program for Spiros which entails (i) developing, on behalf of Spiros Corp., certain drug applications for use in Spiros, including in the near term albuterol, beclomethasone and ipratropium, three of the most frequently-prescribed pharmaceutical agents to treat respiratory conditions, (ii) licensing Spiros primarily to pharmaceutical companies generally for use with certain of their proprietary respiratory products, and (iii) developing Spiros, generally in collaboration with third parties, for the systemic delivery of compounds, including certain proteins and peptides, through the lungs for respiratory and non-respiratory indications as an alternative to current invasive delivery techniques. These Spiros development programs are currently being undertaken primarily through strategic relationships with Spiros Corp., Mitsubishi, Fujisawa, and Houghten Pharmaceuticals, Inc. ("Houghten").

DURA'S CURRENT PRODUCTS

The following prescription pharmaceuticals are currently being marketed by Dura in the following therapeutic categories:

                                                                                                          RIGHTS             YEAR
                                                                                                     OBTAINED FROM OR     INTRODUCED
                                   PRODUCTS                                                            DEVELOPED BY         BY DURA
                                   --------                                                       ----------------------  ----------

ASTHMA AND COPD
  TORNALATE-Registered Trademark- METERED DOSE INHALER (bitolterol mesylate) . . . . . . . . .      Sanofi-Winthrop, Inc.     1993
  TORNALATE-Registered Trademark- SOLUTION FOR INHALATION, 0.2% (bitolterol mesylate). . . . .      Sanofi-Winthrop, Inc.     1992
ALLERGY, COUGH AND COLD
  DURA-VENT-Registered Trademark- TABLETS (phenylpropanolamine HC1, guaifenesin) . . . . . . .              Dura            Pre-1989
  DURA-VENT/DA-Registered Trademark- TABLETS (chlorpheniramine maleate, phenylephrine HC1,
    methscopolamine nitrate) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              Dura            Pre-1989
  D.A. CHEWABLE-TM- TABLETS (chlorpheniramine maleate, phenylephrine HC1,
    methscopolamine nitrate) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              Dura              1991
  D.A. II-TM- TABLETS (chlorpheniramine maleate, phenylephrine HC1,
    methscopolamine nitrate) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              Dura              1996
  DURA-TAP-Registered Trademark-/PD CAPSULES (chlorpheniramine maleate, pseudoephedrine
    HC1) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              Dura            Pre-1989
  DURA-VENT-Registered Trademark-A CAPSULES (chlorpheniramine maleate, phenylpropanolamine
    HC1) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              Dura            Pre-1989
  DURA-GEST-Registered Trademark- CAPSULES (phenylephrine HC1, phenylpropanolamine HC1,
    guaifenesin) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              Dura            Pre-1989
    FENESIN-TM- TABLETS (guaifenesin). . . . . . . . . . . . . . . . . . . . . . . . . . . . .              Dura            Pre-1989
    FENESIN-TM- DM TABLETS (guaifenesin, dextromethorphan hydrobromide). . . . . . . . . . . .              Dura              1994
    GUAI-VENT-TM-PSE TABLETS (pseudoephedrine HC1, guaifenesin). . . . . . . . . . . . . . . .              Dura              1994
    CROLOM -TM-(cromolyn sodium opthalmic solution USP 9%) . . . . . . . . . . . . . . . . . .          Bausch & Lomb         1995
  RONDEC-Registered Trademark- ORAL DROPS (carbinoxamine maleate, pseudoephedrine
    hydrochloride) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             Abbott             1995
  RONDEC-Registered Trademark- SYRUP (carbinoxamine maleate, pseudoephedrine
    hydrochloride) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             Abbott             1995
  RONDEC-Registered Trademark--TR TABLET (carbinoxamine maleate, pseudoephedrine
    hydrochloride) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             Abbott             1995
  RONDEC-Registered Trademark- TABLET (carbinoxamine maleate, pseudoephedrine
    hydrochloride) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             Abbott             1995
  RONDEC-Registered Trademark--DM ORAL DROPS (carbinoxamine maleate, pseudoephedrine
    hydrochloride, dextromethorphan hydrobromide). . . . . . . . . . . . . . . . . . . . . . .             Abbott             1995
  RONDEC-Registered Trademark--DM SYRUP (carbinoxamine maleate, pseudoephedrine
    hydrochloride, dextromethorphan hydrobromide). . . . . . . . . . . . . . . . . . . . . . .             Abbott             1995
  RONDEC-Registered Trademark- CHEWABLE TABLETS (brompheniramine maleate, pseudoephedrine
    hydrochloride) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              Dura              1996
    ENTEX-Registered Trademark- LA TABLETS (phenylpropanolamine HC1, guaifenesin). . . . . . .               P&G              1996
    ENTEX-Registered Trademark- PSE TABLETS (pseudoephedrine HC1, guaifenesin) . . . . . . . .               P&G              1996
  ENTEX-Registered Trademark- CAPSULES (phenylephrine HC1, phenylpropanolamine HC1,
    guaifenesin) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               P&G              1996
  ENTEX-Registered Trademark- LIQUID (phenylephrine HC1, phenylpropanolamine HC1,
    guaifenesin) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               P&G              1996
ANTIBIOTICS
  CAPASTAT-Registered Trademark- SULFATE (sterile capreomycin sulfate, USP)
   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              Lilly             1995
    SEROMYCIN-Registered Trademark- (cycloserine capsules, USP). . . . . . . . . . . . . . . .              Lilly             1995
    FURADANTIN-Registered Trademark- ORAL SUSPENSION (nitrofurantoin). . . . . . . . . . . . .               P&G              1996
    KEFTAB-Registered Trademark- (cephalexin hydrochloride). . . . . . . . . . . . . . . . . .              Lilly             1996
    CECLOR-Registered Trademark- CD TABLETS (anhydrous cefaclor) . . . . . . . . . . . . . . .              Lilly             1996


In July 1996, the Company acquired from P&G worldwide rights to the Entex products consisting of four prescription upper respiratory drugs. In September 1996, the Company acquired from Lilly the U.S. rights to the cephalosporin antibiotics Keftab and Ceclor CD. The U.S. oral antibiotic market was $4.6 billion in 1996, of which approximately $1.3 billion was accounted for by cephalosporin antibiotics. The Company believes that this acquisition complements its existing strategy since approximately 70% of antibiotics are prescribed for respiratory infections. Keftab is an antibiotic indicated for respiratory tract, skin and soft tissue infections. Ceclor CD is a twice-a-day dosage form of cefaclor typically taken for seven days. Ceclor-Registered Trademark-, Lilly's currently marketed cefaclor, is normally taken three times a day for 10 days, and generated $161.0 million in sales in the United States for the 12 months ended June 30, 1996. The Company launched Ceclor CD in October 1996. The Company believes these product acquisitions further its strategy of acquiring prescription pharmaceuticals which are marketed by its sales force to its targeted physicians. To support the introduction and growth of these products, the Company intends to increase its field sales force to approximately 250 people during 1997.

Keftab, Ceclor CD, Capastat-Registered Trademark- Sulfate, Seromycin-Registered Trademark-, and the two Tornalate-Registered Trademark-products are the subject of approved NDAs. Crolom-TM- is the subject of an approved Abbreviated New Drug Applications ("ANDA"). The remaining products are branded pharmaceuticals which are not the subject of NDAs or ANDAs.

SPIROS

Spiros is a proprietary pulmonary dry powder drug delivery system that is designed to aerosolize pharmaceuticals in dry powder formulations for delivery to the lungs. Currently, metered dose inhalers ("MDIs") are the most commonly used inhalation delivery system. The Company believes dry powder inhalers ("DPIs") will gradually replace MDIs as the leading pulmonary delivery system, due primarily to the phasing out of chlorofluoro carbons ("CFCs") and coordination problems associated with MDIs. Many companies are studying alternative propellants, such as hydrofluorocarbons ("HFAs"), for use in MDIs, and one potential competitor has obtained FDA approval and has began marketing an albuterol MDI using an HFA propellant. However, the Company believes any product utilizing alternative propellants will still suffer from many of the limitations of currently-marketed MDIs, including the need for patients to coordinate breathing with actuation of the drug delivery system. There are currently two general classes of DPIs in commercial use worldwide, individual and multiple dose systems, and both are breath powered and flow rate dependent. In the U.S., only individual dose DPIs are marketed. Turbuhaler-Registered Trademark-, a multiple dose DPI and the leading DPI in worldwide sales, is considered the current industry standard. It has not yet been approved by the FDA for marketing in the U.S., although the FDA has issued an approvable letter for the first Turbuhaler product.

POTENTIAL ADVANTAGES OF SPIROS

The Company believes Spiros may have certain advantages over other currently used methods of drug delivery including the following:

- INSPIRATORY FLOW RATE INDEPENDENCE. Spiros is designed to deliver a relatively consistent drug dose to the lungs over a wide range of inspiratory flow rates, which can vary depending on a patient's health, effort or physical abilities. Recently-completed tests of Spiros on human subjects have shown a relatively consistent and significant level of drug deposition throughout the clinically relevant inspiratory range. Currently-available DPIs can vary significantly in their level of drug deposition depending on the patient's inspiratory flow rate and can deliver significantly less drug at the lower flow rates typically associated with asthma attacks.

- MINIMUM NEED FOR PATIENT COORDINATION. Spiros is breath-actuated and does not require the user to coordinate inhalation and actuation of the drug delivery system. MDIs generally require the user to coordinate their breathing with actuation of the MDI. Studies indicate that a significant percentage of patients, particularly young children and the elderly, do not use MDIs correctly. Spiros is designed to solve these coordination problems by delivering the drug to patients' lungs as they inhale.

- FREE OF CHLOROFLUOROCARBON PROPELLANTS. CFC propellants have ozone destructive characteristics and are subject to worldwide regulations aimed at eliminating their usage within the decade. Spiros will not use CFCs while most MDIs, currently the most popular form of aerosol drug delivery, use CFCs. Virtually all of the world's industrial nations, under the auspices of the United Nations Environmental Program, pledged to cease use of CFCs by the year 2000. As a result of the phase out of CFCs, the Company believes that DPIs will become a leading method for pulmonary drug delivery.

- REDUCED SIDE EFFECTS. Spiros is designed to efficiently deliver drugs to the lungs thereby reducing drug deposition to the mouth and throat which could reduce the possibility of unwanted side effects of certain pharmaceutical agents, such as coughing and local irritation. With MDIs, a significant portion of the dose is delivered to the mouth and throat and is swallowed.

- PATIENT CONVENIENCE. Spiros is designed to be convenient for patients, with features such as breath actuation (Spiros is triggered by inhalation), portability (light weight and small size), quick delivery time, simple operation, dose delivery feedback and multi-dose capability.

DEVELOPMENT PROGRAM FOR SPIROS

The Company intends to proceed with a three-level development program for Spiros. The first level entails developing certain drug applications for use in Spiros, including in the near-term albuterol, beclomethasone and ipratropium, three of the most frequently-prescribed pharmaceutical agents to treat respiratory conditions. The Company, on behalf of Spiros, is engaged in on-going discussions with the FDA regarding clinical testing requirements for Spiros for albuterol, beclomethasone and ipratropium aimed at facilitating the regulatory approval process.

In 1994, an IND application was filed with the FDA to begin clinical testing with Dura's own albuterol dry powder formulation with the Spiros cassette system. Dura has exclusively licensed rights to this formulation to Spiros Corp. In April 1996, Dura completed dosing of subjects in a clinical trial in the United States on behalf of Spiros Corp. focusing on dose selection using a formulation of powdered albuterol with Spiros under an IND application filed with the FDA. In July 1996, the Company commenced long-term and short-term clinical trials which, along with earlier studies, are intended to serve as the basis for the filing of an NDA by Dura in 1997 seeking FDA marketing approval, on behalf of Spiros Corp., for albuterol in the Spiros cassette system. In early 1997, the Company completed the patient dosing clinical studies it believes are necessary to support an NDA filing for Spiros albuterol and intends to file an NDA in late 1997. Considerable formulation work for use of beclomethasone with Spiros has also been done. A study has been completed in Canada to evaluate dose selection in 24 subjects. The Company has commenced a second dose selection study in the U.S. under an IND application for beclomethasone in Spiros which was filed by Dura on behalf of Spiros Corp. The Company also intends to conduct clinical trials on ipratropium in the Spiros system on behalf of Spiros Corp.

Dura, on behalf of Spiros Corp., has performed powder formulation work with the peptide drug salmon calcitonin which, in a clinical trial, demonstrated the ability to develop macromolecule aerosol powder formulation that achieved systemic delivery using the Spiros technology. Particle size reduction appropriate for aerosol administration was achieved, and IN VITRO measurements showed good aerosol characteristics in Spiros. The formulation was sufficiently stable, and a clinical trial batch was manufactured in Dura's facility.

The second level of Spiros development consists of licensing Spiros primarily to pharmaceutical companies for use with certain of their proprietary respiratory products. Dura currently has development agreements with Fujisawa and Mitsubishi and is conducting feasibility studies for other pharmaceutical companies to assess the suitability of certain compounds to be delivered using Spiros. There can be no assurance that any of these feasibility studies will prove successful, or even if successful, that the pharmaceutical companies will proceed to license Spiros for use with these compounds. See "-- Strategic Alliances."

The third level of Spiros development is to develop Spiros, in collaboration with other companies, for the systemic delivery of compounds through the lungs for respiratory and non-respiratory indications as an alternative to current invasive delivery techniques. The Company commenced development efforts on the use of Spiros with peptides and proteins in 1995. In February 1996, Dura entered into a collaborative agreement with Houghten to develop inhalation formulations of new compounds discovered and developed by Houghten. Dura is also performing feasibility studies for pharmaceutical companies that desire to develop Spiros for use with both respiratory drugs and drugs for systemic pulmonary delivery now being developed by those companies. See "-- Strategic Alliances."

SALES AND MARKETING

FIELD SALES FORCE

Dura's specialized sales and marketing organization targets a physician base which includes approximately 80,000 U.S. allergists, ENTs, pulmonologists, and a selected subset of pediatricians and generalist physicians who treat a large number of allergy and asthma patients. The Company believes this relatively small group of physicians writes approximately 75% of respiratory pharmaceutical prescriptions for the $9.5 billion U.S. Respiratory Market. This concentration allows for effective market penetration by a specialized sales and marketing organization.

As of December 31, 1996, Dura had 182 full-time pharmaceutical sales representatives nationwide, supervised by 17 district managers and two regional directors. Dura believes its focused sales force currently calls on approximately one-half of its target physician base. The Company intends to continue expansion of its field sales force as warranted by market opportunities.

The Company believes that the personal relationships of Dura's sales representatives with their physician customers are essential to the Company's business. Dura's sales representatives differentiate themselves from the competition by focusing primarily on asthma and COPD, allergy, repiratory infections, and cough and cold, and by promoting pharmaceuticals used by respiratory specialists in treating patients. With a relatively small target audience, promotional spending by Dura on advertising and direct mail is generally inexpensive and efficient. The Company regularly participates in local, regional and national medical meetings of the key specialty groups. The Company believes that it has established a national awareness of the Dura name within the U.S. Respiratory Market.

MANAGED CARE SALES AND MARKETING GROUP

To implement Dura's dual marketing strategy, the Company established a dedicated managed care sales and marketing group, currently consisting of four experienced national account managers, which concentrates on sales to large regional and national managed care organizations. These organizations include health maintenance organizations ("HMOs"), preferred provider organizations ("PPOs"), large drug merchandising chains, nursing home providers and mail order pharmacies. A primary goal of the managed care sales and marketing group is to place Dura's products on approved formulary lists of HMOs and PPOs.

HEALTH SCRIPT

In March 1995, the Company acquired Health Script, located in Denver, Colorado. Health Script is a mail service pharmacy which dispenses respiratory pharmaceuticals. Mail order services are particularly well-suited for respiratory patients who are long-term, chronic users of certain pharmaceuticals and to whom the convenience and cost efficiency of mail order is appealing. Health Script was formed in 1990 to supply value-priced respiratory pharmaceutical products to patients through the mail. Health Script currently dispenses, to its approximately 30,000 patients nationwide, over 100 respiratory products manufactured by third parties. Health Script is focused on working with home healthcare providers and patients to coordinate respiratory medication services and patients management programs. Health Script markets its services through specialty field sales representatives and telemarketing. The existing patient base is maintained by telephone contact with patients to monitor compliance with their doctors' prescriptions.

RELATIONSHIP WITH SPIROS CORP.

In December 1995, Spiros Corp. completed a $28.0 million private placement. The net proceeds of this private placement and a $13.0 million cash contribution from Dura are being used by Spiros Corp. to continue a significant portion of the development program for Spiros, including funding of formulation, preclinical development and ongoing and future clinical trials of albuterol, beclomethasone and ipratropium in Spiros.

The financing involved the issuance and sale of 933,334 units at $30.00 per unit. Each unit consisted of one share of Spiros Corp. callable common stock and one Series S Warrant exercisable for 2.4 shares of the Company's common stock at an exercise price of $19.47 per share. In consideration for the issuance of the Series S Warrants and Dura's cash contribution, the Company received an option, which can be exercised through December 31, 1999, to purchase all of the currently outstanding shares of Spiros Corp. callable common stock at predetermined prices, beginning at $46.88 per share (an aggregate of $43.7 million) through December 31, 1997 and increasing on a quarterly basis thereafter to a maximum of $76.17 per share (an aggregate of $71.1 million) on December 31, 1999 ("Spiros Purchase Option"). Such purchase price may be paid, at the Company's discretion, in cash, shares of the Company's common stock or a combination thereof. Any shares of common stock delivered in payment of the purchase price must be covered by an effective registration statement. If the development efforts of Spiros Corp. are successful, the Company may exercise its right to purchase Spiros Corp.'s callable common stock; however, the Company does not have a legal obligation to do so. In addition, Dura has the option at any time through the earlier of 60 days after FDA approval of an albuterol product or December 31, 1999, to purchase Spiros Corp's. rights for use of Spiros with albuterol product in a cassette ("Albuterol Purchase Option"). In the event Dura exercises the Albuterol Purchase Option and does not exercise the Spiros Purchase Option, Dura will pay a royalty to Spiros Corp. on net sales of such albuterol product.

In connection with the private placement, the Company entered into the following agreements with Spiros Corp.:

- TECHNOLOGY LICENSE AGREEMENT. Under this agreement, the Company granted to Spiros Corp., subject to existing agreements with Mitsubishi, a royalty-bearing, perpetual, exclusive license to use Spiros in connection with albuterol, beclomethasone and ipratropium and certain other proteins and peptides (including salmon calcitonin) and certain non-exclusive rights to all other compounds to which Dura has or acquires rights capable of transfer during the term of the Development and Management Agreement.

- INTERIM MANUFACTURING AND MARKETING AGREEMENT. Under this agreement, Spiros Corp. granted to the Company an exclusive license to manufacture and market Spiros Corp. products in the U.S. in exchange for a royalty of 10.0% on net product sales, as defined in the agreement. This agreement expires upon termination or expiration of the Spiros Purchase Option.

- DEVELOPMENT AND MANAGEMENT AGREEMENT. Under this agreement, Spiros Corp. engaged the Company to develop the Spiros Corp. products and provide general management services to Spiros Corp.
     During 1996, the Company recorded contract revenues of $19,138,000 under this agreement.

STRATEGIC ALLIANCES

MITSUBISHI CHEMICAL CORPORATION. In October 1994, Dura and Mitsubishi entered into a license and supply agreement, under which Mitsubishi was granted the exclusive right to use and sell Spiros together with a dry powder formulation of an asthma compound in Japan, Hong Kong, Singapore, the Republic of China (Taiwan), the Republic of Korea and the People's Republic of China (collectively the "Territory"). Dura's rights under the agreement were assigned to Spiros Corp. in December 1995. Spiros Corp. has agreed to develop a dry powder formulation of such compound for Mitsubishi and will manufacture and supply to

Mitsubishi its requirements for both Spiros and such compound. Mitsubishi will be responsible for conducting all clinical and other work needed to obtain regulatory approvals of Spiros and such compound in the Territory. In connection with the license and supply agreement, Mitsubishi is obligated to make milestone and other payments to Dura and Spiros Corp. in certain circumstances.

FUJISAWA PHARMACEUTICAL CO., LTD. In April 1995, the Company entered into a collaborative development agreement with Fujisawa covering the use of Spiros to deliver one of Fujisawa's new chemical entity asthma compounds. The agreement was an extension of previous feasibility work completed by Dura. Pursuant to the agreement, the Company will provide dry powder formulation assistance, manufacturing process development and clinical trial supplies to Fujisawa through the earlier of completion of clinical trials in Japan or June 30, 1998. The Company received an up-front payment and is to receive additional milestone payments and reimbursement of costs from Fujisawa. Fujisawa can terminate the agreement upon 30 days' notice to the Company. If Fujisawa's clinical trials are successful, the parties have agreed to negotiate additional agreements, which could include license and supply agreements.

HOUGHTEN PHARMACEUTICALS, INC. In February 1996, the Company entered into a research and development agreement with Houghten to develop inhalation formulations of new compounds discovered and developed by Houghten. In addition, Dura will provide to Houghten, for a four-year period, contract services for Houghten's drug development programs using Dura's development capabilities and proprietary formulation and delivery technology. The Company will receive a percentage of proceeds received by Houghten with respect to jointly-developed compounds, and will receive contract revenues from Houghten for services provided.

In addition, the Company has executed agreements with a number of international pharmaceutical companies to conduct feasibility studies on formulations of certain compounds for use with Spiros, including growth hormones and proteins and peptides. There can be no assurance that any of these feasibility studies will prove successful, or even if successful, that the pharmaceutical companies will proceed to license Spiros for use with these compounds.


COMPETITION

The Company directly competes with at least 25 other companies in the U.S. which are currently engaged in developing, marketing and selling respiratory pharmaceuticals. Additionally, there are at least 10 companies currently involved in the development, marketing or sales of dry powder pulmonary drug delivery systems. In the U.S., only individual dose DPIs are marketed, including the Rotohaler (developed and marketed by Glaxo Wellcome, Inc.) and the Spinhaler (developed and marketed by Fisons Limited). The Turbuhaler (developed and marketed by Astra Pharmaceuticals), a multiple dose DPI and the leading DPI in worldwide sales, is considered the current industry standard. It is not yet marketed in the U.S., although the FDA has issued an approvable letter for the first Turbuhaler product.

Many of these companies, including large pharmaceutical firms with financial and marketing resources and development capabilities substantially greater than those of the Company, are engaged in developing, marketing and selling products that compete with those offered by the Company. The selling prices of such products typically decline as competition increases. Further, other products now in use or under development by others may be more effective than the Company's current or future products. The industry is characterized by rapid technological change, and competitors may develop their products more rapidly than the Company. Competitors may also be able to complete the regulatory process sooner and, therefore, may begin to market their products in advance of the Company's products. Dura believes that competition among both prescription pharmaceuticals and pulmonary drug delivery systems aimed at asthma and allergy, cough and cold markets will be based on, among other things, product efficacy, safety, reliability, availability and price.

CLINICAL, DEVELOPMENT AND REGULATORY

The Company's clinical, development and regulatory expenses relate primarily to product development and regulatory compliance activities. Clinical, development and regulatory expenses were $9,354,000, $8,408,000, and $18,540,000 for the years ended December 31, 1994, 1995 and 1996, respectively. The clinical, development and regulatory expenses associated with Spiros development, for which the Company recorded contract revenues from Dura Delivery Systems, Inc. (acquired by the Company on December 29, 1995) and Spiros Corp., were $8,260,000, $6,428,000, and $15,932,000 for the years ended December 31, 1994,
1995, and 1996, respectively.

PATENTS AND PROPRIETARY RIGHTS

The Company considers the protection of discoveries in connection with its development activities important to its business. The Company intends to seek patent protection in the U.S. and selected foreign countries where deemed appropriate. On July 12, 1994, the Company was issued a U.S. patent on Spiros and the Company has filed a continuation-in-part covering certain improvements to the Spiors techology. The issued patent covers, among other claims, use in Spiros of an impeller to create an aerosol cloud of a drug intended for inhalation. There can be no assurance that the issued patent or subsequent patents, if issued, will adequately protect the Company's design or that such patents will provide protection against infringement claims by competitors. Dura has also filed certain foreign patent applications relating to Spiros technology. There can be no assurance that additional patents, U.S. or foreign, will be obtained covering Company products or that, if issued or licensed to the Company, the patents covering Company products will provide substantial protection or be of commercial benefit to the Company. Federal court decisions establishing legal standards for determining the validity and scope of patents in the field are in transition. There can be no assurance that the historical legal standards surrounding questions of validity and scope will continue to be applied or that current defenses as to issued patents in the field will offer protection in the future.

The Company also relies upon trade secrets, unpatented proprietary know-how and continuing technological innovation to develop its competitive position. The Company enters into confidentiality agreements with certain of its employees pursuant to which such employees agree to assign to the Company any inventions relating to the Company's business made by them while in the Company's employ. There can be no assurance, however, that others may not acquire or independently develop similar technology or, if patents are not issued with respect to products arising from research, that the Company will be able to maintain information pertinent to such research as proprietary technology or trade secrets.

Tornalate Inhalation Solution and Tornalate MDI are covered by patents filed by Sanofi-Winthrop, Inc. which expire in the near-term. The Keftab and Ceclor CD products or processes to make such products are covered by patents which expire in 2003, 2005 and 2007. The Company's other asthma, allergy, cough and cold pharmaceuticals are not protected by patents.

GOVERNMENT REGULATION

The manufacturing and marketing of the Company's products are subject to regulation by Federal and state government authorities, including the FDA, the Environmental Protection Agency and the Occupational Safety and Health Administration, in the U.S. and other countries. In the U.S., pharmaceuticals and drug delivery systems, including Spiros, are also subject to rigorous FDA regulation and may be subject to regulation by other jurisdictions, including the state of California. The Federal Food, Drug, and Cosmetic Act and the Public Health Service Act govern the testing, manufacture, safety, efficacy, labeling, storage, record keeping, approval, advertising and promotion of the Company's products. Product development and approval within this regulatory framework takes a number of years and involves the expenditure of substantial resources.

To obtain the FDA approval for Spiros and the compounds to be used with it, Dura is required to conduct each of the following steps and possibly others: (i) preclinical (laboratory and possibly animal tests), (ii) the submission to the FDA of an application for an IND, which must become effective before human clinical trials may commence, (iii) adequate and well-controlled human clinical trials to establish safety and efficacy, (iv) the submission of an NDA to the FDA and for marketing approval, and (v) FDA approval of the NDA prior to any commercial sale or shipment. In addition to obtaining FDA approval for each product, each domestic drug and/or device manufacturing facility must be registered with and approved by the FDA. Domestic manufacturing facilities are subject to biennial inspections by the FDA and inspections by other jurisdictions and must comply with current Good Manufacturing Practice ("cGMP") for both drugs and devices. To supply products for use in the U.S., foreign manufacturing establishments must comply with cGMP and other requirements and are subject to periodic inspection by the FDA or by regulatory authorities in such countries under reciprocal agreements with the FDA.

Preclinical testing includes laboratory evaluation of product chemistry and animal studies, if appropriate, to assess the safety and efficacy of the product and its formulation. The results of the preclinical tests are submitted to the FDA as part of an IND, and unless the FDA objects, the IND will become effective 30 days following its receipt by the FDA, thus allowing the product to be tested in humans.

Clinical trials involve the administration of the pharmaceutical product to healthy volunteers or to patients identified as having the condition for which the pharmaceutical agent is being tested. The pharmaceutical is administered under the supervision of a qualified principal investigator. Clinical trials are conducted in accordance with Good Clinical Practice and protocols previously submitted to the FDA (as part of the IND) that detail the objectives of the study, the parameters used to monitor safety and the efficacy criteria evaluated. Each clinical study is conducted under the auspices of an independent Institutional Review Board ("IRB") at the institution at which the study is conducted. The IRB considers, among other things, the design of the study, ethical factors, the safety of the human subjects and the possible liability risk for the institution.

Clinical trials for new products are typically conducted in three sequential phases that may overlap. In Phase I, the initial introduction of the pharmaceutical into healthy human volunteers, the emphasis is on testing for safety (adverse effects), dosage tolerance, metabolism, distribution, excretion and clinical pharmacology. Phase II involves studies in a limited patient population to determine the initial efficacy of the pharmaceutical for specific targeted indications, to determine dosage tolerance and optimal dosage and to identify possible adverse side effect and safety risks. Once a compound is found to be effective and to have an acceptable safety profile in Phase II evaluations, Phase III trials are undertaken to more fully evaluate clinical outcomes. The FDA reviews both the clinical plans and the results of the trials and may require the study to be discontinued at any time if there are significant safety issues.

The results of the preclinical and clinical trials are submitted to the FDA in the form of an NDA (or a Product License Application for biological products) for marketing approval. FDA approval can take several months to several years, or approval may be denied. The approval process can be affected by a number of factors, including the severity of the side effects, the availability of alternative treatments and the risks and benefits demonstrated in clinical trials. Additional animal studies or clinical trials may be requested during the FDA review process and may delay marketing approval. After FDA approval for the initial indication, further clinical trials are necessary to gain approval for the use of the product for any additional indications. The FDA may also require post-marketing testing and surveillance to monitor for adverse effects, which can involve significant additional expense.

Although the FDA has considerable discretion to decide what requirements must be met prior to approval, the Company believes the FDA is likely to regulate each combination of Spiros with a compound as a discrete pharmaceutical or drug product requiring separate approval as a new drug. The Company believes that the approval process for each drug/delivery combination now under development may be shorter than the full NDA process described above because the safety and efficacy of the compounds have already been established in currently marketed formulations and delivery mechanisms. There can be no assurance, however, that the approval process will be shorter or that any NDA submitted by the Company will eventually be approved.

For both currently-marketed and future products, failure to comply with applicable regulatory requirements after obtaining regulatory approval can, among other things, result in the suspension of regulatory approval, as well as possible civil and criminal sanctions. In addition, changes in regulations could have a material adverse effect on the Company.

The Federal Food, Drug, and Cosmetic Act requires that any "new drug" must be approved pursuant to an NDA. The term "new drug" is defined as any drug which is not generally recognized among qualified experts as safe and effective for its labeled intended uses. Certain exemptions from this definition exist for products marketed without change since prior to 1938 (the date of enactment of the Federal Food, Drug, and Cosmetic Act) or, with respect to the need to show effectiveness, for drug products marketed prior to October 10, 1962 (the date of enactment of the "Drug Amendments of 1962"). The Company presently markets 21 drug products for which the FDA has not yet made a determination as to their status as new drugs under the Federal Food, Drug, and Cosmetic Act. The FDA is continuing an evaluation of the effectiveness of all products containing ingredients marketed prior to 1962 that are not the subject of an approved NDA as part of its Drug Efficacy Study Implementation ("DESI") program and will determine which are new drugs requiring approval through an NDA for marketing. The existence of currently-marketed prescription pharmaceuticals that contain one or more active ingredients first introduced in the marketplace before 1962 and that are marketed based on their manufacturers' belief that such products are not subject to the new drug provisions of the Act is recognized in paragraph B ("Pre-1962 Prescription Drugs Not Covered By An NDA") of the Food and Drug Administration's Compliance Policy Guide, Chapter 32c (Guide 7132c.02). This Policy Guide indicates that the FDA will implement procedures to determine whether the new drug provisions are or are not applicable to these products. The Policy Guide requires that products covered by paragraph B not be similar or related to any drug included in the DESI program, or have a different formulation or conditions for use than products marketed before November 13, 1984. If a product is not covered by paragraph B, the FDA could make a determination as to whether or not the new drug provisions are applicable to it without first implementing the procedures called for by the Policy Guide. The Company believes that nine of its prescription pharmaceutical products may be covered by paragraph B of the Policy Guide and it is aware that one of its products may be considered to be similar or related to a DESI drug. Also, it is not aware of evidence to substantiate that three of its products have the same formulation or conditions for use as products marketed before November 13, 1984. These products could be subject at any time to an FDA determination that an NDA is required. If a final determination is made that a particular drug requires an approved NDA, such approval will be required for marketing to continue. If such a determination is made, the FDA might impose various requirements: for example, it might require that the current product be the subject of an approved NDA, that the product be reformulated and NDA approval obtained, that the product must be sold on an over-the-counter basis rather than as a prescription drug, or that the product must be removed from the market. There can be no such assurance as to which of these courses the FDA will require or whether the Company will be able to obtain any approvals which the FDA may deem necessary. If any of these actions are taken by the FDA, such actions could have a material adverse effect on the Company's business.

In April 1996, the export provisions of the Federal Food, Drug, and Cosmetic Act were relaxed to permit the export of unapproved drugs to a foreign country, provided the product complies with the laws of that country and has valid marketing authorization in at least one of a list of designated "Tier 1" countries. Once a product is exported to a qualified foreign country, the Company will be subject to the applicable foreign regulatory requirements governing human clinical trials and marketing approval in that country. The requirements relating to the conduct of clinical trials, product licensing, pricing and reimbursement vary widely from country to country and there can be no assurance that the Company or any of its collaborators will be able to meet and fulfill the statutory requirements in a particular country.

Health Script is subject to regulation by state regulatory authorities, principally state boards of pharmacy. In addition, Health Script is subject to regulation by other state and Federal agencies with respect to reimbursement for prescription drug benefits provided to individuals covered primarily by publicly funded programs.

MANUFACTURING

In June 1995, the Company completed the first phase of construction of its manufacturing facility located in a Company-owned building adjacent to its headquarters. The facility initially is intended, subject to regulatory approval, to be used to formulate, mill, blend and manufacture drugs to be used with Spiros. Equipment purchases for and validation of the facility are currently scheduled through 1997. The Company's manufacturing facility must be registered with and licensed by various regulatory authorities and comply with cGMP requirements prescribed by the FDA and the State of California. The Company is currently expanding its facilities to provide additional manufacturing capabilities. The Company relies on a single manufacturer for certain of its products. Any failure or significant delay in the validation of or obtaining a satisfactory regulatory inspection of the new facility could have a material adverse effect on the Company's ability to manufacture products in connection with Spiros.

The Company has limited experience manufacturing products for commercial purposes and currently does not have the capability to manufacture its pharmaceutical products and therefore is dependent on contract manufacturers for the production of such products for development and commercial purposes. The Company's current dependence upon others for the manufacture of its products may adversely affect the future profit margin, if any, on the sale of those products and the Company's ability to develop and deliver products on a timely and competitive basis.

HUMAN RESOURCES

The Company employed 462 employees (of which 375 are full-time) as of December 31, 1996, consisting of 244 people in sales and marketing (of which 182 constitute the field sales force), 39 in administration and finance, 69 in clinical, regulatory and research and development, 24 in operations and 86 at Health Script. None of the Company's employees are represented by a labor union and the Company believes it maintains positive relations with both field and corporate personnel.

ENVIRONMENTAL COMPLIANCE

The Company has not incurred any significant costs associated with environmental regulations and none are anticipated.

RISKS AND UNCERTAINTIES

REDUCTION IN GROSS MARGINS - There is no proprietary protection for most of the products sold by the Company and substitutes for such products are sold by other pharmaceutical companies. The Company expects average selling prices for many of its products to decline over time due to competitive and reimbursement pressures. While the Company will seek to mitigate the effect of this decline in average selling prices, there can be no assurance that the Company will be successful in these efforts.

THIRD-PARTY REIMBURSEMENT; PRICING PRESSURES - The Company's commercial success will depend in part on the availability of adequate reimbursement from third-party health care payers, such as government and private health insurers and managed care organizations. Third-party payers are increasingly challenging the pricing of medical products and services. There can be no assurance that reimbursement will be available to enable the Company to achieve market acceptance of its products or to maintain price levels sufficient to realize an appropriate return on the Company's investment in product acquisition, in-licensing and development. The market for the company's products may be limited by actions of third-party payers. For example, many managed health care organizations are now controlling the pharmaceuticals that are on their formulary lists. The resulting competition among pharmaceutical companies to place their products on these formulary lists has created a trend of downward pricing pressure in the industry. In addition, many managed care organizations are pursuing various ways to reduce pharmaceutical costs and are considering formulary contracts primarily with those pharmaceutical companies that can offer a full line of products for a given therapy sector or disease state. There can be no assurance that the Company's products will be included on the formulary lists of managed care organizations or that downward pricing pressure in the industry generally will not negatively impact the Company's operations.

DEPENDENCE ON ACQUISITION OF RIGHTS TO PHARMACEUTICAL PRODUCTS - The Company's strategy for growth is dependent, in part, upon acquiring, in-licensing and co-promoting pharmaceuticals targeted primarily at allergists, ENTs, pulmonologists and a selected subset of pediatricians and generalist physicians. Other companies, including those with substantially greater resources, are competing with the Company for the right to such products. There can be no assurance that the Company will be able to acquire, in-license or co-promote additional pharmaceuticals on acceptable terms, if at all. The failure of the Company to acquire, in-license, co-promote, develop or market commercially successful pharmaceuticals would have a material adverse effect on the Company. Furthermore, there can be no assurance that the Company, once it has obtained rights to a pharmaceutical product and committed to payment terms, will be able to generate sales sufficient to create a profit or otherwise avoid a loss.

DEVELOPMENT RISKS ASSOCIATED WITH SPIROS-TM- - Spiros will require significant additional development. There can be no assurance that development of Spiros will be completed successfully, that Spiros will not encounter problems in clinical trials that will cause the delay or suspension of such trials, that current or future testing will show Spiros to be safe or efficacious or that Spiros will receive regulatory approval. In addition, regulatory approvals will have to be obtained for each drug to be delivered through the use of Spiros prior to commercialization. Moreover, even if Spiros does receive regulatory approval, there can be no assurance that Spiros will be commercially successful, have all of the patent and other protections necessary to prevent competitors from producing similar products and not infringe on patent or other proprietary rights of third parties. The failure of Spiros to receive timely regulatory approval and achieve commercial success would have a material adverse effect on the Company.

RISKS ASSOCIATED WITH RECENT ACQUISITIONS - In September 1996, the Company acquired from Lilly exclusive U.S. rights to market and distribute Keftab-Registered Trademark- and Ceclor-Registered Trademark- CD and entered into a manufacturing agreement with Lilly which terminates in certain circumstances. Any interruption in the supply of Keftab or Ceclor CD from Lilly due to regulatory or other causes could result in the inability of the Company to meet demand and could have a material adverse impact on the Company.

Both Keftab and Ceclor CD are antibiotics, and the Company has limited or no experience in marketing such products. There can be no assurance that the Company will be able to successfully market and distribute Keftab or that Keftab will continue to be accepted by the market at the levels previously achieved by Lilly or at a level sufficient to maintain growth of the product. In addition, Ceclor CD has not previously been marketed to physicians, and no assurance can be given that the Company will be able to successfully compete with currently available products. Failure to successfully market and sell Keftab and Ceclor CD would have a material adverse effect on the Company's business, financial condition and results of operations.

CUSTOMER CONCENTRATION; CONSOLIDATION OF DISTRIBUTION NETWORK - The distribution network for pharmaceutical products has in recent years been subject to increasing consolidation. As a result, a few large wholesale distributors control a significant share of the market and the number of independent drug stores and small chains has decreased. Further consolidation among, or any financial difficulties of, distributors or retailers could result in the combination or elimination of warehouses thereby stimulating product returns to the Company. Further consolidation or financial difficulties could also cause customers to reduce their inventory levels, or otherwise reduce purchases of the Company's products which could result in a material adverse effect on the Company's business, financial condition or results of operations.

Dura's customers include McKesson Drug Company, Bergen Brunswig Drug Company, Cardinal Health Inc., Bindley Western Drug Company and major drug store chains. For 1996, three wholesale customers individually accounted for 17%, 14% and 13% of sales. Two wholesale customers individually accounted for 16% and 11% of 1995 sales, three wholesale customers individually accounted for 21%, 14% and 12% of 1994 sales. The loss of any of these customer accounts could have a material adverse effect upon the Company's business, financial condition or results of operations.

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

COMPETITION - Many companies, including large pharmaceutical firms with financial and marketing resources and development capabilities substantially greater than those of Dura, are engaged in developing, marketing and selling products that compete with those offered by the Company. The selling prices of such products typically decline as competition increases. Further, other products now in use or under development by others may be more effective than Dura's current or future products. The industry is characterized by rapid technological changes, and competitors may develop their products more rapidly than Dura. Competitors may also be able to complete the regulatory process sooner, and therefore, may begin to market their products in advance of Dura's products. Dura believes that competition among both prescription pharmaceuticals and pulmonary delivery systems aimed at the asthma and allergy, cough and cold markets will be based on, among other things, product efficacy, safety, reliability, availability and price.

Dura directly competes with at least 25 other companies in the U.S. which are currently engaged in developing, marketing and selling respiratory pharmaceuticals. Additionally, there are at least 10 companies currently involved in the development, marketing or sales of dry powder pulmonary drug delivery systems. There are two types of dry powder inhalers ("DPIs") currently in commercial use worldwide. In the U.S., only individual dose DPIs are marketed, including the Rotohaler (developed and marketed by Glaxo Wellcome, Inc. ("Glaxo")) and the Spinhaler (developed and marketed by Fisons Limited ("Fisons")). The Turbuhaler (developed and marketed by Astra Pharmaceuticals ("Astra")), a multiple dose DPI and the leading DPI in worldwide sales, is considered the current industry standard. It is not yet marketed in the U.S., although the Food and Drug Administration ("FDA") has issued an approvable letter for the first Turbuhaler product.

DEPENDENCE ON THIRD PARTIES; LIMITED MANUFACTURING EXPERIENCE - The Company's strategy for development and commercialization of certain of its products is dependent upon entering into various arrangements with corporate partners, licensors and others and upon the subsequent success of these partners, licensors and others in performing their obligations. There can be no assurance that the Company will be able to negotiate acceptable arrangements in the future or that such arrangements, or its existing arrangements will be successful. In addition, partners, licensors and others may pursue alternative technologies or develop alternative compounds or drug delivery systems either on their own or in collaboration with others, including the Company's competitors. The Company has limited experience manufacturing products for commercial purposes and currently does not have the capability to manufacture its pharmaceutical products and therefore is dependent on contract manufacturers for the production of such products for development and commercial purposes. The manufacture of the Company's products is subject to current Good Manufacturing Practice ("cGMP") regulations prescribed by the FDA. The Company relies on a single manufacturer for each of its products. In the event that the Company is unable to obtain or retain third-party manufacturing, it may not be able to commercialize its products as planned.

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

MANAGING GROWTH OF BUSINESS - The Company has experienced significant growth as total revenues increased 80% in fiscal 1994, 58% in fiscal 1995 and 102% for 1996 as compared to prior years. During 1996, the Company executed agreements relating to the acquisition of the rights to the Entex, Ceclor CD and Keftab products. During fiscal 1995, the Company executed three agreements relating to the acquisition, in-licensing and co-promotion of products and acquired Health Script. Due to the Company's emphasis on acquiring and in-licensing respiratory pharmaceutical products, the Company anticipates that the integration of the recently acquired businesses and products, as well as any future acquisitions, will require significant management attention and expansion of its sales force. The Company's ability to achieve and maintain profitability is based on management's ability to manage its changing business effectively.

UNCERTAINTY OF PROFITABILITY; NEED FOR ADDITIONAL FUNDS - The Company has experienced significant operating losses in the past and at December 31, 1996, the Company's accumulated deficit was $79.0 million. Although the Company has achieved profitability on a annual basis in fiscal 1994, 1995 (prior to the charge of approximately $43.8 million in the fourth quarter of 1995 in connection with the exercise of its option to purchase all of the outstanding stock of DDSI and its cash contributions to Spiros Corp.) and 1996, there can be no assurance that revenue growth or profitability will continue on a quarterly or annual basis in the future. The acquisition and in-licensing of products, the expansion of the Company's sales force in response to acquisition and in-licensing of products, the maintenance of the Company's existing sales force, the upgrade and expansion of its facilities, continued pricing pressure and the potential exercise of the Spiros Purchase Option or the Albuterol Purchase Option (as defined below), as well as funds that Dura, at its option, may provide for Spiros development, both internally and through Spiros Corp., will require the commitment of substantial capital resources and may also result in significant losses. Depending upon, among other things, the acquisition and in-licensing opportunities available, the Company may need to raise additional funds for these purposes. The Company may seek such additional funding through public and private financing, including equity financing. Adequate funds for these purposes, whether through financial markets or from other sources, may not be available when needed or on terms acceptable to the Company. Insufficient funds may require the Company to delay, scale back, or prevent some or all of its product acquisition and in-licensing programs, the upgrade and expansion of its facilities, the potential exercise of the Spiros Purchase Option and/or the Albuterol Purchase Option and further development of Spiros. The Company anticipates that its existing capital resources, together with cash expected to be generated from operations, available bank borrowings and the proceeds of this offering, should be sufficient to finance its current operations and working capital requirements through at least 1997.

POTENTIAL EXERCISE OF PURCHASE OPTIONS FOR SPIROS CORP. CALLABLE COMMON STOCK AND ALBUTEROL PRODUCT; DILUTION - Dura has a purchase option with respect to all of the currently outstanding shares of callable common stock of Spiros
Corp.("Spiros Purchase Option").   If Dura exercises the Spiros Purchase
Option, it will be required to make a substantial cash payment or to issue shares of the common stock, or both. A payment in cash would reduce Dura's capital resources. A payment in shares of common stock would result in a decrease in the percentage ownership of Dura's shareholders at that time.
The exercise of the Spiros Purchase Option will likely require Dura to record a significant charge to earnings and may adversely impact future operating results. If Dura does not exercise the Spiros Purchase Option prior to its expiration, the Company's rights in and to Spiros with respect to certain compounds will terminate. Dura also has the option to provide funding for Spiros development in certain circumstances. Dura believes that the current funds of Spiros Corp. will be sufficient to fund product development by Spiros Corp. through 1997. Development of Spiros Corp. products will require significant additional funds.

As part of the Company's contractual relationship with Spiros Corp., the Company received an option to purchase certain rights to an albuterol product in a cassette version of Spiros ("Albuterol Purchase Option") exercisable at any time through the earlier of 60 days after FDA approval of such albuterol product or December 31, 1999. If the Company exercises the Albuterol Purchase Option, it will be required to make a cash payment of at least $15.0 million which could have an adverse effect on its capital resources. The company may not have sufficient capital resources to exercise the Albuterol Purchase Option which may result in the Company's loss of valuable rights.
In addition, continuation of development and commercialization of an albuterol product in a cassette version of Spiros may require substantial additional expenditures by Dura. Dura has not made any determination as to the likelihood of its exercise of the Spiros Purchase Option or the Albuterol Purchase Option.

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

PATENTS AND PROPRIETARY RIGHTS - The Company's success will depend in part on its ability to obtain patents on current or future products or formulations, defend its patents, maintain trade secrets and operate without infringing upon the proprietary rights of others, both in the U.S. and abroad. However, only four of the pharmaceuticals currently marketed by the Company are covered by patents. The Company also has licenses or license rights to certain other U.S. and foreign patent and patent applications. There can be no assurance that patents, U.S. or foreign, will be obtained, or that, if issued or licensed to the Company, they will be enforceable or will provide substantial protection from competition or be of commercial benefit to the Company or that the Company will possess the financial resources necessary to enforce or defend any of its patent rights. Federal court decisions establishing legal standards for determining the validity and scope of patents in the field are in transition. There can be no assurance that the historical legal standards surrounding questions of validity and scope will continue to be applied or that current defenses as to issued patents in the field will offer protection in the future. The commercial success of the Company will also depend upon avoiding the infringement of patents issued to competitors and upon maintaining the technology licenses upon which certain of the Company's current products are, or any future products under development might be, based. Litigation, which could result in substantial cost to the Company, may be necessary to enforce the Company's patent and license rights or to determine the scope and validity of proprietary rights of third parties. If any of the Company's products are found to infringe upon patents or other rights owned by third parties, the Company could be required to obtain a license to continue to manufacture or market such products. There can be no assurance that licenses to such patent rights would be made available to the Company on commercially reasonable terms, if at all. If the Company does not obtain such licenses, it could encounter delays in marketing affected products while it attempts to design around such patents or it could find that the development, manufacture or sale of products requiring such licenses is not possible. The Company currently has certain licenses from third parties and in the future may require additional licenses from other parties to develop, manufacture and market commercially viable products effectively. There can be no assurance that such licenses will be obtainable on commercially reasonable terms, if at all, or that the patents underlying such licenses will be valid and enforceable.

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

VOLATILITY OF COMPANY STOCK PRICE - The market prices for securities of emerging companies, including the Company, have historically been highly volatile. Future announcements concerning the Company or its competitors may have a significant impact on the market price of the Company's common stock. Such announcements might include financial results, the results of testing, technological innovations, new commercial products, changes to government regulations, government decisions on commercialization of products, developments concerning proprietary rights, litigation or public concern as to safety of the Company's products.

ABSENCE OF DIVIDENDS - The Company has never paid any cash dividends on its common stock. In accordance with certain bank loan agreements, the Company is restricted from paying cash dividends without prior bank approval. The Company currently anticipates that it will retain all available funds for use in its business and does not expect to pay any cash dividends in the foreseeable future.

CHANGE IN CONTROL - Certain provisions of the Company's charter documents and terms relating to the acceleration of the exercisability of certain warrants and options relating to the purchase of such securities by the Company in the event of a change in control may have the effect of delaying, deferring or preventing a change in control of the Company, thereby possibly depriving shareholders of receiving a premium for their shares of the common stock.

ITEM 2.   PROPERTIES

The Company owns and occupies two buildings that are situated on one parcel of land and has acquired land for the construction of a new corporate facility. The two buildings and the land are located in San Diego, California. One building, consisting of approximately 31,000 square feet, is used primarily as office space for research, regulatory, sales and administrative personnel. The second building, consisting of approximately 49,000 square feet, contains the Company's manufacturing facility that will be used to formulate, mill, blend and fill drugs to be used with Spiros, lab and research facilities and warehouse space. The Company also occupies an additional 34,000 square feet of office and laboratory space pursuant to a short-term lease. The Company is constructing a 70,000 square foot facility expected to be completed in the second half of 1997, to which certain corporate functions will be relocated.

The Company also leases approximately 16,660 square feet of space in Denver, Colorado which houses the operations of Health Script's mail service pharmacy. The lease term expires in January 2001 with one five-year renewal option.

ITEM 3.   LEGAL PROCEEDINGS

There are currently no material legal proceedings pending against or involving the Company.

ITEM 4.   SUBMISSION OF MATTERS TO THE VOTE OF SECURITY
          HOLDERS

None.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND
          RELATED STOCKHOLDER MATTERS

The information required by Item 5 of Form 10-K is incorporated herein by reference from the information contained in the sections captioned "Market Information on Common Stock", "Shareholders", and "Dividends" in the Registrant's 1996 Annual Report to Shareholders, extracts of which are attached hereto as Exhibit 13.

ITEM 6.   SELECTED FINANCIAL DATA

The information required by Item 6 of Form 10-K is incorporated herein by reference from the information contained in the section captioned "Selected Financial Data" in the Registrant's 1996 Annual Report to Shareholders, extracts of which are attached hereto as Exhibit 13.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by Item 7 of Form 10-K is incorporated herein by reference from the information contained in the section captioned
"Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's 1996 Annual Report to Shareholders, extracts of which are attached hereto as Exhibit 13.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by Item 8 of Form 10-K is incorporated herein by reference from the information contained in the section captioned "Financial Statements and Supplementary Data" in the Registrant's 1996 Annual Report to Shareholders, extracts of which are attached hereto as Exhibit 13.


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) Identification of Directors. The information under the caption "Election of Directors", appearing in the Proxy Statement to be filed on or about April 16, 1997, is incorporated herein by reference.

(b) Identification of Executive Officers. The information under the caption "Executive Officers", appearing in the Proxy Statement to be filed on or about April 16, 1997, is incorporated herein by reference.

(c) Compliance with Section 16 (a) of the Exchange Act. The information under the caption "Section 16 (a) Beneficial Ownership Reporting Compliance", appearing in the Proxy Statement to be filed on or about April 16, 1997, is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information under the heading "Executive Compensation and Other Information" appearing in the Proxy Statement to be filed on or about April 16, 1997, is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS   AND MANAGEMENT

The information under the headings "Principal Shareholders" and "Common Stock Ownership of Management", appearing in the Proxy Statement to be filed on or about April 16, 1997, is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information under the headings "Election of Directors", "Executive Compensation and Other Information" and "Certain Transactions", appearing in the Proxy Statement to be filed on or about April 16, 1997, is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
          AND REPORTS ON FORM 8-K
(a) 1. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


       Consolidated Balance Sheets
       Consolidated Statements of Operations
       Consolidated Statements of Shareholders' Equity
       Consolidated Statements of Cash Flows
       Notes to Consolidated Financial Statements
       Independent Auditors' Report

(a) 2. INDEX TO FINANCIAL STATEMENT SCHEDULES

Financial statement schedules are omitted because they are not required, are not applicable or the information is included in the consolidated financial statements or notes thereto.

(a) 3. EXHIBITS

      EXHIBIT
        NO.                          DESCRIPTION
      -------                        -----------
15)     3.1    Articles of Incorporation of the Company, as amended

2)      3.2    By-laws, as amended

1)      10.1   Assumption Agreement, dated December 2, 1991, between
               the Company and Silicon Valley Bank.

1)      10.6   Loan and Security Agreement, dated September 30, 1991,
               between the Company and Silicon Valley Bank.

1)      10.7   Security Agreement, dated September 30, 1991, between the
               Company and Silicon Valley Bank.

1)      10.8   Securities Purchase Agreement, dated August 20, 1991,
               between the Company and the Investors listed on Schedule A thereto, together with the related Form of Promissory Note, Form of Stock Purchase Warrant, Form of Security Agreement and Form of Registration Rights Agreement.

1)     10.19   License Agreement by and between the Company and Sterling
               Drug Inc. currently known as Sterling Winthrop, Inc., dated June 26, 1991 (with certain confidential portions omitted).

1)      10.26  License Agreement by and between the Company and Mark B.
               Mecikalski, M.D., dated June 1, 1990 (with certain confidential portions omitted).

1)  +   10.52  Form of Employee Restricted Bonus Stock Agreement.

    +   10.54  Form of Indemnification Agreement between the Company and each of its directors.

     + 10.55 Form of Indemnification Agreement between the Company and each of its officers.

2)      10.58  Bitolterol Mesylate  0.2% Inhalation Solution and
               Tornalate-Registered Trademark- (Bitolterol Mesylate) Metered Dose Inhaler License Agreement by and between Sterling Winthrop, Inc. and Company, dated June 24, 1992 (with certain confidential portions omitted).

2)      10.59  Silicon Valley Bank Amendment to Loan Agreement
               regarding Real Estate Loan.

15)  +  10.60  The Company's 1992 Stock Option Plan, as amended.

2)  +   10.61  Form of Employee Non-Statutory Stock Option Agreement.

2)  +   10.62  Form of Employee Incentive Stock Option Agreement.

2)  +   10.63  Form of Officer Incentive Stock Option Agreement.

2)  +   10.64  Form of Automatic Grant Non-Employee Director Agreements.

2)  +   10.65  Employment Agreement - Cam L. Garner dated May 7, 1990.

4)      10.72  Form of Series W Warrant.

5)      10.73  Assignment Agreement by and between the Company and Mark B.
               Mecikalski, M.D., dated March 12, 1993 (with certain confidential portions omitted).

6)      10.80  Registration Rights Agreement by and between the Company and Elan International Services Limited, as successor in interest, dated April 17, 1994.

        10.81 Letter Agreements between the Company and Elan International Services Limited, dated March 1, 1995 and September 3, 1996.

        10.82 Form of Common Stock Purchase Warrant between the Company and Elan International Services Ltd.

7)      10.83  Product Licensing Agreement among Elan Corporation, plc,
               Dura Delivery Systems, Inc. and the Company (with certain confidential portions omitted).

7)      10.84  Protein and Peptide Development Agreement between Elan
               Corporation, plc and the Company (with certain confidential portions omitted).

7)      10.85  Technology Access Agreement between Elan Corporation, plc and the Company (with certain confidential portions omitted).

8)      10.86  Silicon Valley Bank Amendment to Loan Agreement regarding
               Real Estate Loan dated November 10, 1994.

9)      10.87  Business Combination Agreement dated March 15, 1995 between
               Quintex, Ltd., Health Script Pharmacy Services, Inc. and the Company (including Schedules B, C, D and E).

10)     10.88  Purchase Agreement dated June 14, 1995 between the Company and Abbott Laboratories, Ross Products Division, including list of Schedules and Exhibits thereto (with certain confidential portions omitted).

11)     10.89  Restated Certificate of Incorporation of DDSI.

11)     10.90  Agreement and Plan of Merger dated December 29, 1995 among the Company, DDSI and Safari Acquisition Corporation.

11)     10.91  Purchase Agreement by and among the Company, Spiros Corp.
               and the entities listed on the Schedule of Purchasers.

11)     10.92  Investors' Rights Agreement by and among the Company and the investors listed on Schedule A thereto, dated December 29, 1995.

11)     10.93  Stockholders' Agreement by and among Spiros Corp., the
               Company and the persons listed on Schedule A thereto, dated December 29, 1995.

11)     10.94  Form of Series S Warrant.

11)     10.95  Technology License Agreement by and among the Company,
               DDSI and Spiros Corp., dated December 29, 1995.

11)     10.96  Development and Management Agreement by and between the
               Company and Spiros Corp., dated December 29, 1995 (with certain confidential portions omitted).

11)     10.97  Interim Manufacturing and Marketing Agreement by and between the Company and Spiros Corp., dated December 29, 1995.

11)     10.98  Albuterol Purchase Option Agreement by and between the
               Company and Spiros Corp., dated December 29, 1995.

11)     10.99  Restated Certificate of Incorporation of Spiros Corp.

13)     10.100 Agreement for Purchase and Sale of Assets, dated June 17,
               1996 between the Company and Procter & Gamble
               Pharmaceuticals, Inc. (with certain confidential portions omitted).

14)     10.101 Licensing Agreement dated August 21, 1996 between the
               Company and Eli Lilly and Company (with certain confidential portions omitted).

     10.102 Manufacturing Agreement dated August 21, 1996 between the Company and Eli Lilly and Company (with certain confidential portions omitted).

     11        Statements Re Computations of Net Income (Loss) Per Share.

     13 1996 Annual Report to Shareholders (Only items incorporated by reference)

     23        Independent Auditors' Consent.

     24        Power of Attorney.

     27        Financial Data Schedule.

 1) Incorporated by reference to the Company's Registration Statement on Form S-1 (No. 33-44525), filed on December 13, 1991, as amended.

 2) Incorporated by reference to the Company's Form 10-K, filed on March 31, 1993, as amended.

 3) Incorporated by reference to the Company's Form 8-K, filed on September 15, 1993.

 4) Incorporated by reference to the Company's Registration Statement on Form S-3 (No. 33-71798), filed on December 13, 1993.

 5) Incorporated by reference to the Company's Form 10-K, filed on March 31, 1994, as amended.

 6)  Incorporated by reference to the Company's Form 10-Q, filed on August 5,
     1994.

 7) Incorporated by reference to the Company's Form 10-Q, filed on October 17, 1994, as amended.

 8)  Incorporated by reference to the Company's Form 10-K, filed on March
     31, 1995.

 9)  Incorporated by reference to the Company's Form 8-K, filed on April
     6, 1995.

10) Incorporated by reference to the Company's Form 8-K, filed on June 20, 1995, as amended.

11) Incorporated by reference to the Company's Form 8-K, filed on January 9, 1996, as amended.

13) Incorporated by reference to the Company's Form 8-K, filed on July 17,
    1996.

14) Incorporated by reference to the Company's Form 8-K, filed on September 19, 1996, as amended.

15) Incorporated by reference to the Company's Form 10-Q, filed on August 14, 1996.

+   Management contract or compensation plan or arrangement.


  (b)    REPORTS ON FORM 8-K.
On December 20, 1996, the Company filed a Current Report on Form 8-K/A dated September 5, 1996 (which amended the Current Report of the Company on Form 8-K filed on September 19, 1996) transmitting a revised Exhibit 2.1, with certain confidential portions omitted.

SUPPLEMENTAL INFORMATION

No Annual Report to Shareholders or Proxy materials have been sent to shareholders as of the date of this report. The Annual Report to Shareholders and Proxy material will be furnished to the Company's shareholders subsequent to the filing of this report and the Company will furnish such material to the Securities and Exchange Commission at that time.

                                    SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 28, 1997                        DURA PHARMACEUTICALS, INC.
      ---------------------------

                                            By: /s/ Cam L. Garner
                                                -------------------------------
                                                Cam L. Garner,
                                                Chairman, President and Chief
                                                 Executive Officer

                              POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Cam L. Garner and James W. Newman, or either of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS ANNUAL REPORT ON FORM 10-K HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

SIGNATURE                        TITLE                             DATE

/s/ Cam L. Garner          Chairman, President and             March 28, 1997
---------------------      Chief Executive Officer
(Cam L. Garner)         (Principal Executive Officer)


/s/ David S. Kabakoff      Executive Vice President            March 28, 1997
---------------------            and Director
(David S. Kabakoff)

/s/ James W. Newman     Senior Vice President, Finance and     March 28, 1997
---------------------       Administration, and Chief
(James W. Newman)          Financial Officer (Principal
                         Financial and Accounting Officer)


/s/ Walter F. Spath           Senior Vice President,           March 28, 1997
---------------------    Sales and Marketing and Director
(Walter F. Spath)

/s/ James C. Blair                Director                     March 28, 1997
---------------------
(James C. Blair)

/s/ Herbert J. Conrad             Director                     March 28, 1997
---------------------
(Herbert J. Conrad)

/s/ Joseph C. Cook                Director                     March 28, 1997
---------------------
(Joseph C. Cook)

 /s/ David F. Hale                Director                     March 28, 1997
---------------------
(David F. Hale)

 /s/ Gordon V. Ramseier           Director                     March 28, 1997
---------------------
(Gordon V. Ramseier)

 /s/ Charles G. Smith             Director                     March 28, 1997
---------------------
(Charles G. Smith)

                                EXHIBIT INDEX
                                      TO
                                  FORM 10-K


                         DURA PHARMACEUTICALS, INC.



      EXHIBIT
        NO.                     DESCRIPTION
      -------                   -----------

15)     3.1    Articles of Incorporation of the Company, as amended

2)      3.2    By-laws, as amended

1)      10.1   Assumption Agreement, dated December 2, 1991, between
               the Company and Silicon Valley Bank.

1)      10.6   Loan and Security Agreement, dated September 30, 1991,
               between the Company and Silicon Valley Bank.

1)      10.7   Security Agreement, dated September 30, 1991, between the
               Company and Silicon Valley Bank.

1)      10.8   Securities Purchase Agreement, dated August 20, 1991,
               between the Company and the Investors listed on Schedule A thereto, together with the related Form of Promissory Note, Form of Stock Purchase Warrant, Form of Security Agreement and Form of Registration Rights Agreement.

1)     10.19   License Agreement by and between the Company and Sterling
               Drug Inc. currently known as Sterling Winthrop, Inc., dated June 26, 1991 (with certain confidential portions omitted).

1)      10.26  License Agreement by and between the Company and Mark B.
               Mecikalski, M.D., dated June 1, 1990 (with certain confidential portions omitted).

1)  +   10.52  Form of Employee Restricted Bonus Stock Agreement.

    +   10.54  Form of Indemnification Agreement between the Company and each of its directors.

     + 10.55 Form of Indemnification Agreement between the Company and each of its officers.

2)      10.58  Bitolterol Mesylate  0.2% Inhalation Solution and
               Tornalate-Registered Trademark- (Bitolterol Mesylate) Metered Dose Inhaler License Agreement by and between Sterling Winthrop, Inc. and Company, dated June 24, 1992 (with certain confidential portions omitted).

2)      10.59  Silicon Valley Bank Amendment to Loan Agreement
               regarding Real Estate Loan.

15)  +  10.60  The Company's 1992 Stock Option Plan, as amended.

2)  +   10.61  Form of Employee Non-Statutory Stock Option Agreement.

2)  +   10.62  Form of Employee Incentive Stock Option Agreement.

2)  +   10.63  Form of Officer Incentive Stock Option Agreement.

2)  +   10.64  Form of Automatic Grant Non-Employee Director Agreements.

2)  +   10.65  Employment Agreement - Cam L. Garner dated May 7, 1990.

4)      10.72  Form of Series W Warrant.

5)      10.73  Assignment Agreement by and between the Company and Mark B.
               Mecikalski, M.D., dated March 12, 1993 (with certain confidential portions omitted).

6)      10.80  Registration Rights Agreement by and between the Company and Elan International Services Limited, as successor in interest, dated April 17, 1994.

        10.81 Letter Agreements between the Company and Elan International Services Limited, dated March 1, 1995 and September 3, 1996.

        10.82 Form of Common Stock Purchase Warrant between the Company and Elan International Services Ltd.

7)      10.83  Product Licensing Agreement among Elan Corporation, plc,
               Dura Delivery Systems, Inc. and the Company (with certain confidential portions omitted).

7)      10.84  Protein and Peptide Development Agreement between Elan
               Corporation, plc and the Company (with certain confidential portions omitted).

7)      10.85  Technology Access Agreement between Elan Corporation, plc and the Company (with certain confidential portions omitted).

8)      10.86  Silicon Valley Bank Amendment to Loan Agreement regarding
               Real Estate Loan dated November 10, 1994.

9)      10.87  Business Combination Agreement dated March 15, 1995 between
               Quintex, Ltd., Health Script Pharmacy Services, Inc. and the Company (including Schedules B, C, D and E).

10)     10.88  Purchase Agreement dated June 14, 1995 between the Company and Abbott Laboratories, Ross Products Division, including list of Schedules and Exhibits thereto (with certain confidential portions omitted).

11)     10.89  Restated Certificate of Incorporation of DDSI.

11)     10.90  Agreement and Plan of Merger dated December 29, 1995 among the Company, DDSI and Safari Acquisition Corporation.

11)     10.91  Purchase Agreement by and among the Company, Spiros Corp.
               and the entities listed on the Schedule of Purchasers.

11)     10.92  Investors' Rights Agreement by and among the Company and the investors listed on Schedule A thereto, dated December 29, 1995.

11)     10.93  Stockholders' Agreement by and among Spiros Corp., the
               Company and the persons listed on Schedule A thereto, dated December 29, 1995.

11)     10.94  Form of Series S Warrant.

11)     10.95  Technology License Agreement by and among the Company,
               DDSI and Spiros Corp., dated December 29, 1995.

11)     10.96  Development and Management Agreement by and between the
               Company and Spiros Corp., dated December 29, 1995 (with certain confidential portions omitted).

11)     10.97  Interim Manufacturing and Marketing Agreement by and between the Company and Spiros Corp., dated December 29, 1995.

11)     10.98  Albuterol Purchase Option Agreement by and between the
               Company and Spiros Corp., dated December 29, 1995.

11)     10.99  Restated Certificate of Incorporation of Spiros Corp.

13)     10.100 Agreement for Purchase and Sale of Assets, dated June 17,
               1996 between the Company and Procter & Gamble
               Pharmaceuticals, Inc. (with certain confidential portions omitted).

14)     10.101 Licensing Agreement dated August 21, 1996 between the
               Company and Eli Lilly and Company (with certain confidential portions omitted).

     10.102 Manufacturing Agreement dated August 21, 1996 between the Company and Eli Lilly and Company (with certain confidential portions omitted).

     11        Statements Re Computations of Net Income (Loss) Per Share.

     13 1996 Annual Report to Shareholders (Only items incorporated by reference)

     23        Independent Auditors' Consent.

     24        Power of Attorney.

     27        Financial Data Schedule.

 1) Incorporated by reference to the Company's Registration Statement on Form S-1 (No. 33-44525), filed on December 13, 1991, as amended.

 2) Incorporated by reference to the Company's Form 10-K, filed on March 31, 1993, as amended.

 3) Incorporated by reference to the Company's Form 8-K, filed on September 15, 1993.

 4) Incorporated by reference to the Company's Registration Statement on Form S-3 (No. 33-71798), filed on December 13, 1993.

 5) Incorporated by reference to the Company's Form 10-K, filed on March 31, 1994, as amended.

 6)  Incorporated by reference to the Company's Form 10-Q, filed on August 5,
     1994.

 7) Incorporated by reference to the Company's Form 10-Q, filed on October 17, 1994, as amended.

 8)  Incorporated by reference to the Company's Form 10-K, filed on March
     31, 1995.

 9)  Incorporated by reference to the Company's Form 8-K, filed on April
     6, 1995.

10) Incorporated by reference to the Company's Form 8-K, filed on June 20, 1995, as amended.

11) Incorporated by reference to the Company's Form 8-K, filed on January 9, 1996, as amended.

13) Incorporated by reference to the Company's Form 8-K, filed on July 17,
    1996.

14) Incorporated by reference to the Company's Form 8-K, filed on September 19, 1996, as amended.

15) Incorporated by reference to the Company's Form 10-Q, filed on August 14, 1996.