Form 10-Q
period 1997-03-31
DURA PHARMACEUTICALS INC/CA
filed 1997-05-14
CIK 882098

                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                  FORM 10-Q

(Mark One)
[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1997.


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

The number of shares of the Registrant's Common Stock outstanding as of April 1, 1997 was 43,522,286.

     None

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          DURA PHARMACEUTICALS, INC.
                                    INDEX

                                                                        Page No.
                                                                        --------
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets -
           December 31, 1996 and March 31, 1997.....................         3
         Consolidated Statements of Operations -
           Three months ended March 31, 1996 and 1997...............         4
         Consolidated Statements of Cash Flows -
           Three months ended March 31, 1996 and 1997...............         5
         Notes to Consolidated Financial Statements.................       6-7
Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations......................       7-10
         Risks and Uncertainties....................................      10-17

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K...........................         18

SIGNATURES..........................................................         19

                        PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          DURA PHARMACEUTICALS, INC.
                         CONSOLIDATED BALANCE SHEETS
                             DOLLARS IN THOUSANDS


ASSETS                                                             DECEMBER 31,      MARCH 31,
                                                                       1996             1997
                                                                   ------------     ----------
                                                                                    (unaudited)
CURRENT ASSETS:
   Cash and cash equivalents. . . . . . . . . . . . . . . . . .      $  131,101      $  63,059
   Short-term investments . . . . . . . . . . . . . . . . . . .         109,244        193,789
   Accounts and other receivables . . . . . . . . . . . . . . .          24,092         19,027
   Inventory  . . . . . . . . . . . . . . . . . . . . . . . . .           7,544          8,305
                                                                    -----------     -----------
      Total current assets. . . . . . . . . . . . . . . . . . .         271,981        284,180

PROPERTY. . . . . . . . . . . . . . . . . . . . . . . . . . . .          27,500         30,765
LICENSE AGREEMENTS AND PRODUCT RIGHTS . . . . . . . . . . . . .         186,750        184,485
GOODWILL. . . . . . . . . . . . . . . . . . . . . . . . . . . .           6,630          6,517
OTHER . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          11,809         12,200
                                                                    -----------     ----------
      Total . . . . . . . . . . . . . . . . . . . . . . . . . .      $  504,670     $  518,147
                                                                    -----------     ----------
                                                                    -----------     ----------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued liabilities . . . . . . . . . .      $   25,819      $  27,269
   Current portion of long-term obligations . . . . . . . . . .          26,298         26,346
                                                                    -----------     ----------
      Total current liabilities . . . . . . . . . . . . . . . .          52,117         53,615

LONG-TERM OBLIGATIONS . . . . . . . . . . . . . . . . . . . . .           6,670          6,789
OTHER NON-CURRENT LIABILITIES . . . . . . . . . . . . . . . . .           2,306          2,710
                                                                    -----------     ----------
      Total liabilities . . . . . . . . . . . . . . . . . . . .          61,093         63,114
                                                                    -----------     ----------

SHAREHOLDERS' EQUITY:
   Preferred stock, no par value, shares authorized - 5,000,000;
      no shares issued or outstanding
   Common stock, no par value, shares authorized - 100,000,000;
      issued and outstanding - 43,183,591 and 43,522,286,
      respectively . . . . . . . . . . . . . . . . . . . . . . .        525,350        528,069
   Accumulated deficit . . . . . . . . . . . . . . . . . . . . .        (78,992)       (70,205)
   Unrealized gain (loss) on investments . . . . . . . . . . . .            (38)          (503)
   Warrant subscriptions receivable. . . . . . . . . . . . . . .         (2,743)        (2,328)
                                                                    -----------     ----------
      Total shareholders' equity . . . . . . . . . . . . . . . .        443,577        455,033
                                                                    -----------     ----------
      Total. . . . . . . . . . . . . . . . . . . . . . . . . . .     $  504,670     $  518,147
                                                                    -----------     ----------
                                                                    -----------     ----------

         See accompanying notes to consolidated financial statements.

                          DURA PHARMACEUTICALS, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                     IN THOUSANDS, EXCEPT PER SHARE DATA
                                 (UNAUDITED)

                                                                    THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                  ------------------------
                                                                     1996           1997
                                                                  ---------      ---------
REVENUES:
   Sales  . . . . . . . . . . . . . . . . . . . . . . . . .       $  14,055      $  33,935
   Contract . . . . . . . . . . . . . . . . . . . . . . . .           4,532          6,958
                                                                  ---------      ---------
      Total revenues. . . . . . . . . . . . . . . . . . . .          18,587         40,893
                                                                  ---------      ---------

OPERATING COSTS AND EXPENSES:
   Cost of sales  . . . . . . . . . . . . . . . . . . . . .           3,623          7,970
   Clinical, development and regulatory . . . . . . . . . .           3,399          5,761
   Selling, general and administrative. . . . . . . . . . .           7,853         15,992
                                                                  ---------      ---------
      Total operating costs and expenses. . . . . . . . . .          14,875         29,723
                                                                  ---------      ---------

OPERATING INCOME. . . . . . . . . . . . . . . . . . . . . .           3,712         11,170
                                                                  ---------      ---------

OTHER:
   Interest income. . . . . . . . . . . . . . . . . . . . .             909          3,387
   Other (net). . . . . . . . . . . . . . . . . . . . . . .            (294)          (153)
                                                                  ---------      ---------
      Total other   . . . . . . . . . . . . . . . . . . . .             615          3,234
                                                                  ---------      ---------

INCOME BEFORE INCOME TAXES. . . . . . . . . . . . . . . . .           4,327         14,404
PROVISION FOR INCOME TAXES. . . . . . . . . . . . . . . . .             270          5,617
                                                                  ---------      ---------

NET INCOME. . . . . . . . . . . . . . . . . . . . . . . . .       $   4,057      $   8,787
                                                                  ---------      ---------
                                                                  ---------      ---------

NET INCOME PER SHARE. . . . . . . . . . . . . . . . . . . .       $    0.11      $    0.19

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON
   EQUIVALENT SHARES. . . . . . . . . . . . . . . . . . . .          35,700         47,240


         See accompanying notes to consolidated financial statements.

                          DURA PHARMACEUTICALS, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 IN THOUSANDS
                                 (UNAUDITED)

                                                                      THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                    -----------------------
                                                                      1996          1997
                                                                    --------      ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES  . . . . . . . . .        $  4,381      $  19,809
                                                                    --------      ---------
INVESTING ACTIVITIES:
   Purchases of short-term investments . . . . . . . . . . .         (14,531)      (126,131)
   Sales and maturities of short-term investments. . . . . .          15,683         41,121
   Purchases of long-term investments. . . . . . . . . . . .          (5,000)
   Capital expenditures. . . . . . . . . . . . . . . . . . .          (1,744)        (3,835)
   Other   . . . . . . . . . . . . . . . . . . . . . . . . .            (229)          (416)
                                                                    --------      ---------
      Net cash used for investing activities . . . . . . . .          (5,821)       (89,261)
                                                                    --------      ---------
FINANCING ACTIVITIES:
Issuance of common stock and warrants. . . . . . . . . . . .             989          1,410
   Principal payments on notes payable . . . . . . . . . . .             (95)
   Principal payments on other long-term obligations . . . .          (4,000)
                                                                    --------      ---------
      Net cash provided by (used for) financing activities .          (3,106)         1,410
                                                                    --------      ---------
NET DECREASE IN CASH AND CASH EQUIVALENTS. . . . . . . . . .          (4,546)       (68,042)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD . . . . . .          25,554        131,101
                                                                    --------      ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD . . . . . . . . .        $ 21,008      $  63,059
                                                                    --------      ---------
                                                                    --------      ---------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for:
      Interest (net of amounts capitalized). . . . . . . . . .      $     48      $       0
      Income taxes . . . . . . . . . . . . . . . . . . . . . .      $     23      $     338

         See accompanying notes to consolidated financial statements.

                          DURA PHARMACEUTICALS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by Dura Pharmaceuticals, Inc. ("Dura" or the "Company") in accordance with the instructions to Form 10-Q. The consolidated financial statements reflect all adjustments, consisting of only normal recurring accruals, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods presented. These consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto included in the Company's 1996 Annual Report to Shareholders, which statements and notes are incorporated by reference in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. The results of operations for the interim periods are not necessarily indicative of results to be expected for any other interim period or for the year as a whole.

The consolidated financial statements include the accounts of Dura and its wholly owned subsidiaries, Health Script Pharmacy Services, Inc., ("Health Script") and Dura Delivery Systems, Inc. ("DDSI"). All intercompany transactions and balances are eliminated in consolidation.

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements and related notes. Changes in the estimates may affect amounts reported in future periods.

2.  INCOME TAXES

The provisions for income taxes for the quarters ended March 31, 1996 and 1997 reflect the expected combined Federal and state tax rates offset by the benefit from the utilization of net operating loss carryforwards. For the period ended March 31, 1997, substantially all of the benefit from available net operating loss carryforwards relates to tax deductions from the exercise of previously granted stock options and, as such, has been credited directly to common stock.

3.  NET INCOME PER SHARE

Net income per share is computed based on the weighted average number of common and common equivalent shares outstanding during the period. Net income per share is unchanged on a fully diluted basis for both periods presented. Net income per share for the three months ended March 31, 1996 has been restated to reflect the Company's two-for-one stock split effective July 1, 1996.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). SFAS No. 128
requires the presentation of basic and diluted earnings per share amounts. Basic earnings per share is calculated based on the weighted average number of common shares outstanding during the period while diluted earnings per share also gives effect to all potential dilutive common shares outstanding during the period such as options, warrants, convertible securities, and contingently issuable shares. SFAS No. 128 is effective for periods ending after December 15, 1997. If SFAS No. 128 had been applied for the three months ended March 31, 1996 and 1997, basic and diluted net income per share would have been as follows:

                                              1996              1997
                                             -----             -----
Net income per share - basic                 $0.13             $0.20
Net income per share - diluted               $0.11             $0.19

4.  SUBSEQUENT EVENTS

In April 1997, the Company entered into a loan agreement with a bank which provides for the borrowing of up to $50 million on an unsecured basis through May 1, 1999. Borrowings under the agreement bear interest at the bank's reference rate or an offshore rate plus 1.5% as selected by the Company. The agreement places restrictions on the payment of cash dividends and on the incurrence of additional indebtedness by the Company.

On May 7, 1997, the Company acquired from Syntex (USA), Inc., and other members of the Roche Group, the U.S. rights to the intranasal steroid products Nasarel-Registered Trademark- and Nasalide-Registered Trademark- for $70 million, which was paid at closing. Additional future contingent payments are due through December 1998, subject to the products remaining without a competing nasal formulation of flunisolide.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This information should be read in conjunction with the consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report and the audited financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1996 contained in the Company's 1996 Annual Report to Shareholders, which is incorporated by reference in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. See "Risks and Uncertainties" for trends and uncertainties known to the Company that could cause reported financial information not to be necessarily indicative of the future, including discussion of the effects of seasonality on the Company.

OVERVIEW

On September 5, 1996, the Company acquired from Eli Lilly and Company ("Lilly") the U.S. marketing rights in perpetuity to the patented antibiotics Keftab-Registered Trademark- and Ceclor-Registered Trademark- CD. The purchase price consisted of $100.0 million paid in cash at closing plus additional future contingent payments (see Liquidity and Capital Resources below). The Company began marketing Keftab-Registered Trademark- in September 1996, and launched Ceclor-Registered Trademark- CD in late October 1996.

On July 3, 1996, the Company acquired from Procter & Gamble Pharmaceuticals, Inc. the worldwide rights in perpetuity to the Entex-Registered
Trademark-products, consisting of four prescription upper respiratory drugs. The purchase price of $45.0 million consisted of $25.0 million in cash paid at closing and $20.0 million due on July 3, 1997. The Company began marketing the Entex-Registered Trademark-products in July 1996.

The acquisition of the above product rights has a material impact on the Company's financial position and results of operations.

RESULTS OF OPERATIONS

Total revenues for the first quarter of 1997 were $40.9 million, an increase of $22.3 million, or 120%, compared to the first quarter of 1996. Net income for the first quarter of 1997 was $8.8 million, or $0.19 per share, compared to $4.1 million, or $0.11 per share, for the first quarter of 1996.

Pharmaceutical sales in the first quarter of 1997 increased by $19.8 million, or 141%, to $33.9 million from $14.1 million in the first quarter of 1996. The increase was due primarily to sales generated in the first quarter of 1997 from Entex-Registered Trademark- products, acquired July 3, 1996, and Ceclor-Registered Trademark- CD and Keftab-Registered Trademark- products, acquired September 5, 1996.

Gross profit (pharmaceutical sales less cost of sales) for the first quarter of 1997 increased by $15.6 million, or 149%, to $26.0 million from $10.4 million in first quarter of 1996. Gross profit as a percentage of sales increased to 77% in the first quarter of 1997 from 74% in the first quarter of 1996. This increase is due to higher gross margins earned on sales of Entex-Registered Trademark-, Ceclor-Registered Trademark- CD, and Keftab-Registered Trademark- products.

Contract revenues in the first quarter of 1997 increased by $2.5 million, or 54%, to $7.0 million from $4.5 million in the first quarter of 1996. The Company, under agreements with several companies, conducts feasibility testing and development work on various compounds for use with Spiros-TM-, a pulmonary drug delivery system. Contract revenues from Spiros-related development and feasibility agreements generated $6.8 million, including $5.5 million from Spiros Development Corporation ("Spiros Corp."), for the first quarter of 1997, as compared to $4.1 million, including $3.7 million from Spiros Corp., in the first quarter of 1996. Contract revenues from royalties were $167,000 in the first quarter of 1997, as compared to $390,000 for the first quarter of 1996.

Clinical, development and regulatory expenses for the first quarter of 1997 increased by $2.4 million, or 69%, to $5.8 million from $3.4 million in the first quarter of 1996. The increase reflects expenses incurred by the Company under feasibility and development agreements covering the use of various compounds with Spiros.

Selling, general and administrative expenses for the first quarter of 1997 increased by $8.1 million, or 105%, to $16.0 million from $7.9 million in the first quarter of 1996, but decreased as a percentage of total revenues to 39% in the first quarter of 1997 from 42% in the first quarter of

1996. The dollar increase is primarily due to increased costs incurred to support the Company's sales and contract revenue growth, including costs associated with expanding the Company's sales force, higher marketing costs relating to the newly-acquired products, and amortization of newly-acquired product rights. The decrease as a percentage of revenues reflects the growth of pharmaceutical sales due to new product acquisitions and the growth of contract revenues.

Interest income for the first quarter of 1997 increased by $2.5 million as compared to the first quarter of 1996 due to cash generated primarily from public stock offerings in May and November 1996.

The Company's effective tax rate increased to 39% in the first quarter of 1997 compared to 6% in the first quarter of 1996. This increase is primarily due to the utilization of net operating loss carryforwards in 1996. Net operating loss carryforwards available in 1997 relate primarily to previously granted stock options; accordingly, the related benefit from their utilization will be credited to common equity.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and short-term investments increased by $16.5 million to $256.8 million at March 31, 1997 from $240.3 million at December 31, 1996. The increase is due primarily to cash generated from operations, partially offset by capital expenditures of $3.8 million. Working capital increased by $10.7 million to $230.6 million at March 31, 1997 from $219.9 million at December 31, 1996. As discussed in note 4 to the consolidated financial statements, on May 7, 1997 the Company acquired the intranasal steroid products Nasarel-Registered Trademark- and Nasalide-Registered Trademark- for $70 million in cash plus additional contingent payment amounts.

At March 31, 1997, the Company had an aggregate of $33.0 million in long-term obligations, of which $26.3 million is to be paid during 1997. At May 7, 1997, additional future contingent obligations totaling $97.9 million relating to product acquisitions are due through 2004.

In April 1997, the Company entered into a loan agreement which provides for the borrowing of up to $50.0 million on an unsecured basis through May 1, 1999.

The Company provides development and management services to Spiros Corp. pursuant to various agreements for the development of Spiros Corp.'s dry powder drug delivery technology. Dura records contract revenues from Spiros Corp. equal to amounts due for such services, less a pro rata amount allocated to a warrant subscription receivable. The Company has a purchase option to acquire all of the shares of Spiros Corp. which is exercisable through December 31, 1999, at predetermined prices, payable at the Company's option in cash or common stock or a combination thereof. In addition, the Company has an option, through specified dates, to acquire Spiros Corp.'s exclusive rights for use of Spiros with albuterol in the cassette version for a minimum of $15.0 million in cash.

The Company anticipates that its existing capital resources, together with cash expected to be generated from operations and available bank borrowings, should be sufficient to finance its operations and working capital through at least March 1998. Significant additional resources, however, may be required in connection with product or company acquisitions or in-licensing opportunities. At present, the Company is actively pursuing the acquisition of rights to several products and/or companies which may require the use of substantial capital resources.

RISKS AND UNCERTAINTIES

FORWARD-LOOKING STATEMENTS - The Company cautions readers that the statements in this quarterly report that are not descriptions of historical facts may be forward-looking statements that are subject to risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors, including those identified below. The Company undertakes no obligation to release publicly the results of any revisions to these forward - looking statements to reflect events and circumstances arising after the dates hereof.

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

DEPENDENCE ON ACQUISITION OF RIGHTS TO PHARMACEUTICAL PRODUCTS - The Company's strategy for growth is dependent, in part, upon acquiring, in-licensing and co-promoting pharmaceuticals targeted primarily at allergists, ear, nose and throat specialists, pulmonologists and a selected subset of pediatricians and generalist physicians. Other companies, including those with substantially greater resources, are competing with the Company for the right to such products. There can be no assurance that the Company will be able to acquire, in-license or co-promote additional pharmaceuticals on acceptable terms, if at all. The failure of the Company to acquire, in-license, co-promote, develop or market commercially successful pharmaceuticals would have a material adverse effect on the Company. Furthermore, there can be no assurance that the Company, once it has obtained rights to a pharmaceutical product and committed to payment terms, will be able to generate sales sufficient to create a profit or otherwise avoid a loss.

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

Both Keftab and Ceclor CD are antibiotics, and the Company has limited experience in marketing such products. There can be no assurance that the Company will be able to successfully market and distribute Keftab or that Keftab will continue to be accepted by the market at the levels previously achieved by Lilly or at a level sufficient to maintain growth of the product. In addition, Ceclor CD has not previously been marketed to physicians, and no assurance can be given that the Company will be able to successfully compete with currently available products. Failure to successfully market and sell Keftab and Ceclor CD would have a material adverse effect on the Company's business, financial condition and results of operations.

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

Dura's customers include McKesson Drug Company, Bergen Brunswig Drug Company, Cardinal Health Inc., Bindley Western Drug Company and major drug store chains. For the first quarter of 1997, four wholesale customers individually accounted for 18%, 17%, 15% and 14% of sales. For 1996, three wholesale customers individually accounted for 17%, 14% and 13% of sales. Two wholesale customers individually accounted for 16% and 11% of 1995 sales, and three wholesale customers individually accounted for 21%, 14% and 12% of 1994 sales. The loss of any of these customers could have a material adverse effect upon the Company's business, financial condition or results of operations.

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

DEPENDENCE ON THIRD PARTIES; LIMITED MANUFACTURING EXPERIENCE - The Company's strategy for development and commercialization of certain of its products is dependent upon entering into various arrangements with corporate partners, licensors and others and upon the subsequent success of these partners, licensors and others in performing their obligations. There can be no assurance that the Company will be able to negotiate acceptable arrangements in the future or that such arrangements or its existing arrangements will be successful. In addition, partners, licensors and others may pursue alternative technologies or develop alternative compounds or drug delivery systems either on their own or in collaboration with others, including the Company's competitors. The Company has limited experience manufacturing products for commercial purposes and currently does not have the capability to manufacture its pharmaceutical products and therefore is dependent on contract manufacturers for the production of such products for development and commercial purposes. The manufacture of the Company's products is subject to current Good
Manufacturing Practice ("cGMP") regulations prescribed by the FDA.  The
Company relies on a single manufacturer for each of its products. In the event that the Company is unable to obtain or retain third-party manufacturing, it may not be able to commercialize its products as planned. There can be no assurance that the Company will be able to continue to obtain adequate supplies of such products in a timely fashion at acceptable quality and prices. Also, there can be no assurance that the Company will be able to enter into agreements for the manufacture of future products with manufacturers whose facilities and procedures comply with cGMP and other regulatory requirements. The Company's current dependence upon others for the manufacture of its products may adversely affect future profit margins, if any, on the sale of those products and the Company's ability to develop and deliver products on a timely and competitive basis.

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

MANAGING GROWTH OF BUSINESS - The Company has experienced significant growth as total revenues increased 58% in fiscal 1995, 102% in fiscal 1996, and 120% for the first quarter of 1997, as compared to prior periods. During 1996, the Company executed agreements relating to the acquisition of the rights to the Entex, Ceclor CD and Keftab products. During fiscal 1995, the Company executed three agreements relating to the acquisition, in-licensing and co-promotion of products and acquired Health Script. Due to the Company's emphasis on acquiring and in-licensing respiratory pharmaceutical products, the Company anticipates that the integration of the recently acquired businesses and products, as well as any future acquisitions, will require significant management attention and expansion of its sales force. The Company's ability to achieve and maintain profitability is based on management's ability to manage its changing business effectively.

UNCERTAINTY OF PROFITABILITY; NEED FOR ADDITIONAL FUNDS - The Company has experienced significant operating losses in the past and at March 31, 1997, the Company's accumulated deficit was $70.2 million. Although the Company has achieved profitability on a annual basis in fiscal 1994, 1995 (prior to the charge of approximately $43.8 million in the fourth quarter of 1995 in connection with the exercise of its option to purchase all of the outstanding stock of Dura

Delivery Systems, Inc. and its cash contributions to Spiros Corp.), 1996, and in the first quarter of 1997, there can be no assurance that revenue growth or profitability will continue on an annual or quarterly basis in the future. The acquisition and in-licensing of products, the expansion of the Company's sales force in response to acquisition and in-licensing of products, the maintenance of the Company's existing sales force, the upgrade and expansion of its facilities, continued pricing pressure and the potential exercise of the Spiros Purchase Option or the Albuterol Purchase Option (as defined below), as well as funds that Dura, at its option, may provide for Spiros development, both internally and through Spiros Corp., will require the commitment of substantial capital resources and may also result in significant losses. Depending upon, among other things, the acquisition and in-licensing opportunities available, the Company may need to raise additional funds for these purposes. The Company may seek such additional funding through public and private financing, including equity financing. Adequate funds for these purposes, whether through financial markets or from other sources, may not be available when needed or on terms acceptable to the Company. Insufficient funds may require the Company to delay, scale back, or prevent some or all of its product acquisition and in-licensing programs, the upgrade and expansion of its facilities, the potential exercise of the Spiros Purchase Option and/or the Albuterol Purchase Option and further development of Spiros. The Company anticipates that its existing capital resources, together with cash expected to be generated from operations and available bank borrowings, should be sufficient to finance its current operations and working capital requirements through at March 1998.

POTENTIAL EXERCISE OF PURCHASE OPTIONS FOR SPIROS CORP. CALLABLE COMMON STOCK AND ALBUTEROL PRODUCT; DILUTION - Dura has a purchase option with respect to all of the currently outstanding shares of callable common stock of Spiros
Corp.("Spiros Purchase Option").   If Dura exercises the Spiros Purchase
Option, it will be required to make a substantial cash payment or to issue shares of its common stock, or both. A payment in cash would reduce Dura's capital resources. A payment in shares of common stock would result in a decrease in the percentage ownership of Dura's shareholders at that time.
The exercise of the Spiros Purchase Option will likely require Dura to record a significant charge to earnings and may adversely impact future operating results. If Dura does not exercise the Spiros Purchase Option prior to its expiration, the Company's rights in and to Spiros with respect to certain compounds will terminate. Dura also has the option to provide funding for Spiros development in certain circumstances. Dura believes that the current funds of Spiros Corp. will be sufficient to fund product development by Spiros Corp. through 1997. Development of Spiros Corp. products will require significant additional funds.

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

                         PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K
        (a)  Exhibits.

             Exhibit
             Number
             -------

             11    Statements re Computations of Net Income Per Share
             27    Financial Data Schedule

        (b)  Reports on Form 8-K

             No Reports on Form 8-K were filed during the quarter ended March 31, 1997.

                                  SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                            DURA PHARMACEUTICALS, INC.


DATE May 14, 1997                /S/ JAMES W. NEWMAN
                                 (JAMES W. NEWMAN)
                                 Senior Vice President, Finance & Administration
                                         and Chief Financial Officer
                                 (Principal Financial and Accounting Officer)

                                EXHIBIT INDEX
                                     TO
                                  FORM 10-Q


                          DURA PHARMACEUTICALS, INC.

Exhibit No.     Description
-----------     -----------
     11         Statements re Computations of Net Income Per Share

     27         Financial Data Schedule