Form 10-Q
period 1997-06-30
DURA PHARMACEUTICALS INC/CA
filed 1997-07-15
CIK 882098

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  -------------

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 1997.


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File number 000-19809

                           DURA PHARMACEUTICALS, INC.
            (Exact name of registrant as specified in its charter)

          DELAWARE                                    95-3645543
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                  Identification  Number)

5880 PACIFIC CENTER BLVD., SAN DIEGO, CALIFORNIA         92121
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

The number of shares of the Registrant's Common Stock outstanding as of July 1, 1997 was 43,848,063.

===============================================================================

                          DURA PHARMACEUTICALS, INC.
                                     INDEX

                                                                Page No.
                                                                --------
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets -
           December 31, 1996 and June 30, 1997 . . . . . . . .        3
         Consolidated Statements of Operations -
           Three and six months ended June 30, 1996 and 1997 .        4
         Consolidated Statements of Cash Flows -
           Six months ended June 30, 1996 and 1997 . . . . . .        5
         Notes to Consolidated Financial Statements. . . . . .      6-7

Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations . . . . . . . . .     7-11
        Risks and Uncertainties  . . . . . . . . . . . . . . .    11-18

PART II - OTHER INFORMATION

Item 2.  Changes in Securities . . . . . . . . . . . . . . . .       19

Item 4.  Submission of Matters to a Vote of Security Holders .       19

Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . .       20

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . .       21

                          PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           DURA PHARMACEUTICALS, INC.
                           CONSOLIDATED BALANCE SHEETS
                              DOLLARS IN THOUSANDS


 ASSETS                                                               DECEMBER 31,       JUNE 30,
                                                                         1996             1997
                                                                      ------------     -----------
                                                                                        (UNAUDITED)
 CURRENT ASSETS:
    Cash and cash equivalents........................................   $131,101        $  41,008
    Short-term investments...........................................    109,244          145,186
    Accounts and other receivables...................................     24,092           22,975
    Inventory........................................................      7,544           13,792
                                                                       ---------         ---------
         Total current assets........................................    271,981          222,961

 PROPERTY............................................................     27,500           39,956
 LICENSE AGREEMENTS AND PRODUCT RIGHTS...............................    186,750          251,704
 GOODWILL............................................................      6,630            8,603
 OTHER...............................................................     11,809           12,312
                                                                       ---------        ---------
         Total.......................................................   $504,670        $ 535,536
                                                                       ---------        ---------
                                                                       ---------        ---------

 LIABILITIES AND SHAREHOLDERS' EQUITY

 CURRENT LIABILITIES:
    Accounts payable and accrued liabilities.........................    $25,819        $  34,121
    Current portion of long-term obligations.........................     26,298           22,896
                                                                       ---------        ---------
         Total current liabilities...................................     52,117           57,017

 LONG-TERM OBLIGATIONS...............................................      6,670            6,910
 OTHER NON-CURRENT LIABILITIES.......................................      2,306            2,891
                                                                       ---------        ---------
         Total liabilities...........................................     61,093           66,818
                                                                       ---------        ---------
                                                                       ---------        ---------

 SHAREHOLDERS' EQUITY:
   Preferred stock, no par value, shares authorized - 5,000,000;
      no shares issued or outstanding
   Common stock, no par value, shares authorized - 100,000,000;
      issued and outstanding - 43,183,591 and 43,847,803,
      respectively....................................................   525,350          531,377
    Accumulated deficit...............................................   (78,992)         (60,923)
    Unrealized gain (loss) on investments.............................       (38)              76
    Warrant subscriptions receivable..................................    (2,743)          (1,812)
                                                                        --------        ---------
         Total shareholders' equity...................................   443,577          468,718
         Total........................................................  $504,670         $535,536
                                                                        --------         --------
                                                                        --------         --------



            See accompanying notes to consolidated financial statements.

                             DURA PHARMACEUTICALS, INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                         IN THOUSANDS, EXCEPT PER SHARE DATA
                                    (UNAUDITED)


                                                          THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                JUNE 30,                 JUNE 30,
                                                       -----------------------    ---------------------
                                                          1996         1997         1996        1997
                                                       ----------    ---------    --------    ---------
 REVENUES:
 Sales..........................................       $  12,905     $  35,404    $ 26,960    $  69,339
 Contract.......................................           5,895         8,227      10,426       15,184
                                                       ---------     ---------    --------    ---------
      Total revenues............................          18,800        43,631      37,386       84,523
                                                       ---------     ---------    --------    ---------
 OPERATING COSTS AND EXPENSES:
 Cost of sales..................................           3,799         7,976       7,422       15,946
 Clinical, development and regulatory...........           3,720         6,593       7,119       12,353
 Selling, general and administrative............           7,419        16,760      15,272       32,752
                                                       ---------     ---------    --------    ---------
      Total operating costs and expenses........          14,938        31,329      29,813       61,051
                                                       ---------     ---------    --------    ---------
 OPERATING INCOME...............................           3,862        12,302       7,573       23,472
                                                       ---------     ---------    --------    ---------
 OTHER:
 Interest income................................           1,501         2,992       2,410        6,379
 Other - net....................................            (224)         (125)       (518)        (278)
                                                       ---------     ---------    --------    ---------
      Total other...............................           1,277         2,867       1,892        6,101
                                                       ---------     ---------    --------    ---------
 INCOME BEFORE INCOME TAXES.....................           5,139        15,169       9,465       29,573
 PROVISION FOR INCOME TAXES.....................             530         5,887         800       11,504
                                                       ---------     ---------    --------    ---------
 NET INCOME.....................................       $   4,609      $  9,282     $ 8,665    $  18,069
                                                       ---------     ---------    --------    ---------
                                                       ---------     ---------    --------    ---------

 NET INCOME PER SHARE...........................       $    0.12      $   0.20     $  0.23    $    0.38

WEIGHTED AVERAGE NUMBER OF
 OF COMMON AND COMMON
 EQUIVALENT SHARES..............................          38,679        47,327      37,277       47,285

          See accompanying notes to consolidated financial statements.

                          DURA PHARMACEUTICALS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 IN THOUSANDS
                                  (UNAUDITED)

                                                               SIX MONTHS ENDED JUNE 30,
                                                                   1996        1997
                                                                ---------   ---------
 NET CASH PROVIDED BY OPERATING ACTIVITIES..................     $ 11,987    $ 30,241
                                                                ---------   ---------
 INVESTING ACTIVITIES:
   Purchases of short-term investments......................      (88,371)   (141,604)
   Sales and maturities of short-term investments...........       29,941     105,776
   Product acquisitions.....................................          -       (69,731)
   Purchases of long-term investments.......................       (5,000)        -
   Capital expenditures.....................................       (3,390)    (13,735)
   Other....................................................       (3,803)     (1,155)
                                                                ---------   ---------
         Net cash used for investing activities.............      (70,623)   (120,449)
                                                                ---------   ---------

 FINANCING ACTIVITIES:
   Issuance of common stock and warrants....................      152,642       3,615
   Principal payments on notes payable......................       (7,057)        -
   Principal payments on long-term obligations..............       (5,500)     (3,500)
                                                                ---------   ---------
         Net cash provided by financing activities..........      140,085         115
                                                                ---------   ---------

 NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.......       81,449     (90,093)

 CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD...........       25,554     131,101
                                                                ---------   ---------

 CASH AND CASH EQUIVALENTS AT END OF PERIOD.................     $107,003    $ 41,008
                                                                ---------   ---------
                                                                ---------   ---------

 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for:
    Interest (net of amounts capitalized)...................     $     105   $      0
    Income taxes............................................     $       8   $  4,438

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

The consolidated financial statements include the accounts of Dura and its wholly owned subsidiaries, Health Script Pharmacy Services, Inc. ("Health Script") and Dura Delivery Systems, Inc. ("DDSI"). All intercompany transactions and balances are eliminated in consolidation.

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements and related notes. Changes in the estimates may affect amounts reported in future periods.

2.  LICENSE AGREEMENTS AND PRODUCT RIGHTS

On May 7, 1997, the Company acquired from Syntex (USA), Inc. and other members of the Roche Group the exclusive U.S. rights to the intranasal steroid products Nasarel-R- and Nasalide-R- for $70 million, which was paid at closing. Additional future contingent payments totaling $15 million are due through December 1998, subject to the products remaining without a competing nasal formulation of flunisolide.

3.  LOAN AGREEMENT

In April 1997, the Company entered into a loan agreement with a bank which provides for the borrowing of up to $50 million on an unsecured basis through May 1, 1999. Borrowings under the agreement bear interest at the bank's reference rate or an offshore rate plus 1.5% as selected by the Company. The agreement places restrictions on the payment of cash dividends and on the incurrence of additional indebtedness by the Company. As of June 30, 1997, no borrowings were outstanding on this loan.

4.  COMMON STOCK

Effective July 2, 1997, the Company changed its state of incorporation from California to Delaware. In connection with this change, the outstanding shares of the Company's no par value common stock were automatically converted into and exchanged for an equal number of shares of $.001 par value common stock.

5.  INCOME TAXES

The provisions for income taxes for the periods ended June 30, 1996 and 1997 reflect the expected combined Federal and state tax rates offset by the benefit from the utilization of net operating loss carryforwards. During the three and six month periods ended June 30, 1997, substantially all of the benefit from available net operating loss carryforwards relates to tax deductions from the exercise of previously granted stock options and, as such, has been credited directly to common stock.

6.  NET INCOME PER SHARE

Net income per share is computed based on the weighted average number of common and common equivalent shares outstanding during the period. Net income per share is unchanged on a fully diluted basis for all periods presented.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). SFAS No. 128 requires the presentation of basic and diluted earnings per share amounts. Basic earnings per share is calculated based on the weighted average number of common shares outstanding during the period while diluted earnings per share also gives effect to all potential dilutive common shares outstanding during the period such as options, warrants, convertible securities, and contingently issuable shares. SFAS No. 128 is effective for periods ending after December 15, 1997. If SFAS No. 128 had been applied for the three and six month periods ended June 30, 1996 and 1997, basic and diluted net income per share would have been as follows:

                                           Three Months            Six Months
                                          Ended June 30,         Ended June 30,
                                          1996      1997         1996       1997
                                          ----      ----         ----       ----
Net income per share - basic             $0.14     $0.21        $0.27      $0.42
Net income per share - diluted           $0.12     $0.20        $0.23      $0.38

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

OVERVIEW

During the second half of 1996 and the first half of 1997, the Company made significant acquisitions of product rights and licenses. In July 1996, the Company acquired the worldwide rights to the Entex-R- products, consisting of four prescription upper respiratory drugs. In September 1996, the Company acquired the exclusive U.S. marketing rights to the patented antibiotics Ceclor-R- CD and Keftab-R-. In May 1997, the Company acquired the exclusive U.S. rights to the intranasal steriod products Nasarel-R- and Nasalide-R-. The acquisition of these products has had a material impact on the Company's financial position and results of operations.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1996 AND 1997

Total revenues for the three-month period ended June 30, 1997 were $43.6 million, an increase of $24.8 million, or 132%, over the same period in 1996. Net income for the three-month period ended June 30, 1997 was $9.3 million, an increase of $4.7 million, or $0.08 per share, over the same period in 1996.

Pharmaceutical sales for the three-month period ended June 30, 1997 were $35.4 million, an increase of 174% over the same period in 1996. This increase was due primarily to new product acquisitions of the Entex products, Ceclor CD, Keftab, Nasarel and Nasalide.

Gross profit (pharmaceutical sales less cost of sales) for the three-month period ended June 30, 1997 was $27.4 million, an increase of $18.3 million as compared to the same period in 1996. Gross profit as a percentage of sales for the three-month period ended June 30, 1997 was 77%, compared to 71% for the same period in 1996. This increase is due primarily to higher gross margins earned on sales of the Entex products, Ceclor CD, Keftab, Nasarel and Nasalide as compared to the average gross margins earned on the Company's other products.

Contract revenues for the three-month period ended June 30, 1997 were $8.2 million, an increase of $2.3 million, or 40%, as compared to the same period in 1996. The Company, under agreements with several companies, conducts feasibility testing and development work on various compounds for use with Spiros-TM-, a proprietary pulmonary drug delivery system. Contract revenues from Spiros-related development and feasibility agreements for the three-month period ended June 30, 1997 were $7.8 million, including $6.8 million, from Spiros Development Corporation ("Spiros Corp."), as compared to $4.6 million, including $4.1 million, from Spiros Corp., for the same period in 1996. Contract revenues from royalties were $453,000 for the three-month period ended June 30, 1997 and $1.3 million for the same period in 1996.

Clinical, development and regulatory expenses for the three-month period ended June 30, 1997 were $6.6 million, an increase of $2.9 million over the same period in 1996. The increase reflects expenses incurred by the Company under feasibility and development agreements covering the use of various compounds with Spiros.

Selling, general and administrative expenses for three month period ended June 30, 1997 were $16.8 million, an increase of $9.3 million as compared to the same period in 1996. Such expenses decreased as a percentage of total revenues to 38% as compared to 39% for the same period in 1996. The dollar increase is primarily due to increased costs incurred to support the Company's sales and contract revenue growth, including costs associated with expanding the Company's sales force, higher marketing costs relating to the newly-acquired products, and amortization of newly-acquired product rights. The decrease as a percentage of revenues reflects the growth of pharmaceutical sales due to new product acquisitions and the growth of contract revenues.

Interest income for the three-month period ended June 30, 1997 was $3.0 million, an increase of $1.5 million as compared to the same period in 1996. The increase is due primarily to higher balances of cash and short-term investments resulting from public stock offerings completed in May and November 1996.

The Company's effective tax rate was 39% for the three-month period ended June 30, 1997 compared to 10% for the same period in 1996. This increase is primarily due to the utilization of net operating loss carryforwards in 1996. Net operating loss carryforwards available in 1997 relate primarily to tax deductions for previously exercised stock options; accordingly, the related benefit from their utilization will be credited to common stock.

SIX MONTHS ENDED JUNE 30, 1996 AND 1997

Total revenues for the six-month period ended June 30, 1997 were $84.5 million, an increase of $47.1 million, as compared to the same period in 1996. Net income for the six-month period ended June 30, 1997 was $18.1 million, an increase of $9.4 million, or $0.15 per share, over the same period in 1996.

Pharmaceutical sales for the six-month period ended June 30, 1997 were $69.3 million, an increase of 157% over the same period in 1996. This increase is due primarily to new product acquisitions of the Entex products, Ceclor CD, Keftab, Nasarel and Nasalide.

Gross profit for the six-month period ended June 30, 1997 was $53.4 million, an increase of $33.9 million as compared to the same period in 1996. Gross profit as a percentage of sales for the six-month period ended June 30, 1997 was 77%, as compared to 72% for the same period in 1996. This increase is due to higher gross margins earned on sales of the Entex products, Ceclor CD, Keftab, Nasarel and Nasalide as compared to the average gross margins earned on the Company's other products.

Contract revenues for the six-month period ended June 30, 1997 were $15.2 million, an increase of $4.8 million, or 46%, as compared to the same period in 1996. The Company, under agreements with several companies, conducts feasibility testing and development work on various compounds for use with Spiros-TM-. Contract revenues from Spiros-related development and feasibility agreements for the six-month period ended June 30, 1997 were $15.1 million, including $12.2 million from Spiros Corp., as compared to $8.7 million, including $7.8 million from Spiros Corp. for the same period in 1996. Contract revenues from royalties were $619,000 for the six-month period ended June 30, 1997 and $1.7 million for the same period in 1996.

Clinical, development and regulatory expenses for the six-month period ended June 30, 1997 were $12.4 million, an increase of $5.2 million over the same period in 1996. The increase reflects expenses incurred by the Company under feasibility and development agreements covering the use of various compounds with Spiros.

Selling, general and administrative expenses for the six-month period ended June 30, 1997 were $32.8 million, an increase of $17.5 million as compared to the same period in 1996. Such expenses decreased as a percentage of total revenues to 39% as compared to 41% for the same period in 1996. The dollar increase is primarily due to increased costs incurred to support the Company's sales and contract revenue growth, including costs associated with expanding the Company's sales force, higher marketing costs relating to the newly-acquired products, and amortization of newly-acquired product rights. The decrease as a percentage of revenues reflects the growth of pharmaceutical sales due to new product acquisitions and the growth of contract revenues.

Interest income for the six-month period ended June 30, 1997 was $6.4 million, an increase of $4.0 million as compared to the same period in 1996. The increase is due primarily to higher balances of cash and short-term investments resulting from public stock offerings completed in May and November 1996.

The Company's effective tax rate was 39% for the six-month period ended June 30, 1997 compared to 8% for the same period in 1996. This increase is primarily due to the utilization of net operating loss carryforwards in 1996. Net operating loss carryforwards available in 1997 relate primarily to tax deductions for previously exercised stock options; accordingly, the related benefit from their utilization will be credited to common stock.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and short-term investments decreased by $54.1 million to $186.2 million at June 30, 1997 from $240.3 million at December 31, 1996. The decrease is due primarily to the acquisition of the intranasal steroid products Nasarel and Nasalide for $70 million in May 1997 and capital expenditures of $13.7 million, partially offset by cash generated from operations. Working capital decreased by $54.0 million to $165.9 million at June 30, 1997 from $219.9 million at December 31, 1996.

At June 30, 1997, the Company had an aggregate of $29.8 million in long-term obligations, of which $22.9 million is to be paid during 1997. As of June 30, 1997, additional future contingent obligations totaling $97.9 million relating to product acquisitions are due through 2004.

In April 1997, the Company entered into a loan agreement which provides for the borrowing of up to $50 million on an unsecured basis through May 1, 1999. As of June 30, 1997, no borrowings were outstanding under this loan.

The Company provides development and management services to Spiros Corp. pursuant to various agreements for the development of Spiros Corp.'s dry powder drug delivery technology. Dura records contract revenues from Spiros Corp. equal to amounts due for such services, less a pro rata amount allocated to a warrant subscription receivable. The Company has a purchase option to acquire all of the shares of Spiros Corp. which is exercisable through December 31, 1999, at predetermined prices, payable at the Company's option in cash or common stock or a combination thereof. In addition, the Company has an option, through specified dates, to acquire Spiros Corp.'s exclusive rights for use of Spiros with albuterol in the cassette version for a minimum of $15 million in cash.

The Company anticipates that its existing capital resources, together with cash expected to be generated from operations and available bank borrowings, should be sufficient to finance its operations and working capital needs through at least June 1998. Significant additional resources, however, may be required in connection with product or company acquisitions, in-licensing opportunities, or the development of Spiros products. At present, the Company is actively pursuing the acquisition of rights to several products and/or companies which may require the use of substantial capital resources; however, there are no present agreements or commitments with respect to such acquisitions.

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

DEVELOPMENT RISKS ASSOCIATED WITH SPIROS -TM-

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

RISKS ASSOCIATED WITH RECENT ACQUISITIONS

    In September 1996, the Company acquired from Lilly the exclusive U.S. rights to market and distribute Keftab and Ceclor CD and entered into a manufacturing agreement with Lilly which terminates in certain circumstances. In May 1997, the Company acquired from Syntex the exclusive U.S. rights to the intranasal steroid products Nasarel and Nasalide. Any interruption in the supply of these products due to regulatory or other causes could result in the inability of the Company to meet demand and could have a material adverse impact on the Company.

    The Company has limited experience in marketing antibiotic products, such as Keftab and Ceclor CD, and steroid products, such as Nasarel and Nasalide. Ceclor CD was not previously marketed to physicians prior to its October 1996 launch by Dura, and no assurance can be given that the Company will be able to continue to successfully compete with currently available products. Failure to successfully market and sell Keftab, Ceclor CD, Nasarel or Nasalide would have a material adverse effect on the Company's business, financial condition and results of operations.

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

    Dura's principal customers are wholesale drug distributors and major drug store chains. For the six months ended June 30, 1997, four wholesale customers individually accounted for 20%, 18%, 17% and 14% of sales. For 1996, three wholesale customers individually accounted for 17%, 14% and 13% of sales. Two wholesale customers individually accounted for 16% and 11% of 1995 sales, and three wholesale customers individually accounted for 21%, 14% and 12% of 1994 sales. The loss of any of these customers could have a material adverse effect upon the Company's business, financial condition or results of operations.

SEASONALITY AND FLUCTUATING QUARTERLY RESULTS

    Historically, as a result of the winter cold and flu season, industry-wide demand for respiratory products has been stronger in the first and fourth quarters than in the second and third quarters of the year. In addition, variations in the timing and severity of the winter cold and flu season have influenced the Company's results of operations in the past. While the growth and productivity of the Company's sales force and the introduction by the Company of new products have historically mitigated the impact of seasonality on the Company's results of operations, recent product acquisitions by the Company, especially Keftab and Ceclor CD, which are used to treat respiratory infections, are likely to increase the impact of seasonality on the Company's results of operations. No assurances can be given that the Company's results of operations will not be materially adversely affected by the seasonality of product sales.

COMPETITION

    Many companies, including large pharmaceutical firms with financial and marketing resources and development capabilities substantially greater than those of Dura, are engaged in developing, marketing and selling products that compete with those offered by the Company. The selling prices of such products typically decline as competition increases. Further, other products now in use or under development by others may be more effective than Dura's current or future products. The industry is characterized by rapid technological change, and competitors may develop their products more rapidly than Dura. Competitors may also be able to complete the regulatory process sooner, and therefore, may begin to market their products in advance of Dura's products. Dura believes that competition among both prescription pharmaceuticals and pulmonary drug delivery systems aimed at the respiratory infection, allergy, cough and cold, and asthma and COPD markets will be based on, among other things, product efficacy, safety, reliability, availability and price.

    Dura directly competes with at least 25 other companies in the U.S. which are currently engaged in developing, marketing and selling respiratory pharmaceuticals. Additionally, there are at least 10 companies currently involved in the development, marketing or sales of dry powder pulmonary drug delivery systems. There are two types of dry powder inhalers ("DPIs") currently in commercial use worldwide. In the U.S., individual dose DPIs currently are marketed, including the Rotohaler-TM- (developed and marketed by Glaxo Wellcome, Inc.) and the Spinhaler-R- (developed and marketed by Fisons Limited). The Turbuhaler-R- (developed and marketed by Astra Pharmaceuticals), a multiple dose DPI and the leading DPI in worldwide sales, is considered the current industry standard. In June 1997, the Food and Drug Administration ("FDA") approved for marketing the first Turbuhaler product in the United States.

DEPENDENCE ON THIRD PARTIES

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

LIMITED MANUFACTURING EXPERIENCE

    The Company's principal manufacturing facility is located in a Company-owned building adjacent to its headquarters. The facility initially is intended to be used to formulate, mill, blend and manufacture drugs to be used with Spiros, pending regulatory approval. Equipment purchases and validation are currently scheduled through 1997. The Company's manufacturing facility must be registered with and licensed by various regulatory authorities and must comply with cGMP requirements prescribed by the FDA and the State of California. The Company is currently expanding its facilities to provide additional manufacturing capabilities. The Company will need to significantly scale up its current manufacturing operations and comply with cGMPs and other regulations prescribed by various regulatory agencies in the United States and other countries to achieve the prescribed quality and required levels of production of such products and to obtain marketing approval. Any failure or significant delay in the validation of or obtaining a satisfactory regulatory inspection of the new facility or failure to successfully scale up could have a material adverse effect on the Company's ability to manufacture products in connection with Spiros.

MANAGING GROWTH OF BUSINESS

    The Company has experienced significant growth as total revenues increased 58% in fiscal 1995, 102% in fiscal 1996, and 126% for the first six months of 1997, as compared to prior periods, primarily as a result of the acquisition or in-licensing of additional respiratory pharmaceutical products. During fiscal 1997, the Company executed an agreement relating to the acquisition of the rights to the Nasarel and Nasalide products. During fiscal 1996, the Company executed agreements relating to the acquisition of the rights to the Entex, Ceclor CD and Keftab products. During fiscal 1995, the Company executed three agreements relating to the acquisition, in-licensing and co-promotion of products and acquired Health Script. Due to the Company's emphasis on acquiring and in-licensing respiratory pharmaceutical products, the Company anticipates that the integration of the recently acquired businesses and products, as well as any future acquisitions, will require significant management attention and expansion of its sales force. The Company's ability to achieve and maintain profitability is based on management's ability to manage its changing business effectively.

UNCERTAINTY OF PROFITABILITY; NEED FOR ADDITIONAL FUNDS

    The Company has experienced significant operating losses in the past, and, at June 30, 1997, the Company's accumulated deficit was $60.9 million. Although the Company achieved profitability on an annual basis in 1996 and in the first six months of 1997, there can be no assurance that revenue growth or profitability will continue on an annual or quarterly basis in the future. The acquisition and in-licensing of products, the expansion of the Company's sales force in response to acquisition and in-licensing of products, the maintenance of the Company's existing sales force, the upgrade and expansion of its facilities, continued pricing pressure and the potential exercise of the Spiros Purchase Option or the Albuterol Purchase Option (as defined below), as well as funds that Dura, at its option, may provide for Spiros development, both internally and through Spiros Corp., will require the commitment of substantial capital resources and may also result in significant losses. Depending upon, among other things, the acquisition and in-licensing opportunities available, the Company may need to raise additional funds for these purposes. The Company may seek such additional funding through public and private financing, including equity or debt financing. Adequate funds for these purposes, whether through financial markets or from other sources, may not be available when needed or on terms acceptable to the Company. Insufficient funds may require the Company to delay, scale back or suspend some or all of its product acquisition and in-licensing programs, the upgrade and expansion of its facilities, the potential exercise of the Spiros Purchase Option and/or the Albuterol Purchase Option and further development of Spiros. The Company anticipates that its existing capital resources, together with cash expected to be generated from operations and available bank borrowings, should be sufficient to finance its current operations and working capital requirements through at least June 1998.

POTENTIAL EXERCISE OF PURCHASE OPTIONS FOR SPIROS CORP.; CALLABLE COMMON STOCK
  AND ALBUTEROL PRODUCT; DILUTION

    Dura has an option to purchase all of the currently outstanding shares of callable common stock of Spiros Corp. ("Spiros Purchase Option"). If Dura exercises the Spiros Purchase Option, it will be required to make a substantial cash payment or to issue shares of Common Stock, or both. A payment in cash would reduce Dura's capital resources. A payment in shares of Common Stock would result in a decrease in the percentage ownership of Dura's shareholders at that time. The exercise of the Spiros Purchase Option will likely require Dura to record a significant charge to earnings and may adversely impact future operating results. If Dura does not exercise the Spiros Purchase Option prior to its expiration in December 1999, the Company's rights in and to Spiros with respect to certain compounds will terminate. Dura also has the option to provide funding for Spiros development in certain circumstances. Development of Spiros Corp. products will require significant additional funds. Dura believes that the current funds of Spiros Corp. will be sufficient to fund product development by Spiros Corp. through 1997.

    As part of the Company's contractual relationship with Spiros Corp., the Company received an option to purchase certain rights to an albuterol product in a cassette version of Spiros ("Albuterol Purchase Option") exercisable at any time through the earlier of 60 days after FDA approval of such albuterol product or December 31, 1999. If the Company exercises the Albuterol Purchase Option, it will be required to make a cash payment of at least $15 million which could have an adverse effect on its capital resources. The Company may not have sufficient capital resources to exercise the Albuterol Purchase Option which may result in the Company's loss of valuable rights. In addition, continuation of development and commercialization of an albuterol product in a cassette version of Spiros may require substantial additional expenditures by Dura. Dura has not made any determination as to the likelihood of its exercise of the Spiros Purchase Option or the Albuterol Purchase Option.

GOVERNMENT REGULATION; NO ASSURANCE OF FDA APPROVAL

    Development, testing, manufacturing and marketing of the Company's products are subject to extensive regulation by numerous governmental authorities in the U.S. and other countries. The process of obtaining FDA approval of pharmaceutical products and drug delivery systems is costly and time-consuming. Any new pharmaceutical product must undergo rigorous preclinical and clinical testing and an extensive regulatory approval process mandated by the FDA. Marketing of drug delivery systems also requires FDA approval, which can be costly and time consuming to obtain. The Company will need to obtain regulatory approval for each drug to be delivered through the use of Spiros. There can be no assurance that the pharmaceutical products currently in development, or those products acquired or in-licensed by the Company, will be approved by the FDA. In addition, there can be no assurance that all necessary clearances will be granted to the Company or its licensors for future products or that FDA review or actions will not involve delays adversely affecting the marketing and sale of the Company's products. For both currently marketed and future products, failure to comply with applicable regulatory requirements can, among other things, result in the suspension of regulatory approval, as well as possible civil and criminal sanctions. In addition, changes in regulations could have a material adverse effect on the Company.

    The FDA is continuing an evaluation of the effectiveness of all drug products containing ingredients marketed prior to 1962 (the year of enactment of the "Drug Amendments of 1962" to the Federal Food, Drug and Cosmetic Act) as part of its Drug Efficacy Study Implementation ("DESI") program and will determine which drugs are considered "new drugs" requiring approval through a New Drug Application ("NDA") for marketing. A Policy Guide (CPG 440.100) issued by the FDA indicates that the FDA will implement procedures to determine whether the new drug provisions are applicable to existing products. If a final determination is made that a particular drug requires an approved NDA, such approval will be required for marketing to continue. If such a determination is made, the FDA might impose various requirements; for example, it might require that the current product be the subject of an approved NDA, that the product be reformulated and an NDA approval be obtained, that the product must be sold on an over-the-counter basis rather than as a prescription drug or that the product must be removed from the market. The Company believes that nine of its prescription pharmaceutical products may be covered by paragraph B of the Policy Guide and it is aware that one of its products may be considered to be similar or related to a DESI drug. Also, it is not aware of evidence to substantiate that three of its products have the same formulation or conditions for use as products marketed before November 13, 1984. There can be no assurance as to which regulatory course the FDA will follow, if any, with respect to many of the Company's pharmaceutical products or whether the Company will be able to obtain any approvals that the FDA may deem necessary. If any negative actions are taken by the FDA, such actions could have a material adverse effect on the Company's business. Health Script is subject to regulation by state regulatory authorities, principally state boards of pharmacy. In addition, Health Script is subject to regulation by other state and federal agencies with respect to reimbursement for prescription drug benefits provided to individuals covered primarily by publicly-funded programs.

PATENTS AND PROPRIETARY RIGHTS

    The Company's success will depend in part on its ability to obtain patents on current or future products or formulations, defend its patents, maintain trade secrets and operate without infringing upon the proprietary rights of others, both in the U.S. and abroad. However, only six of the pharmaceuticals currently marketed by the Company are covered by patents. The Company also has licenses or license rights to certain other U.S. and foreign patent and patent applications. There can be no assurance that patents, U.S. or foreign, will be obtained, or that, if issued or licensed to the Company, they will be enforceable or will provide substantial protection from competition or be of commercial benefit to the Company or that the Company will possess the financial resources necessary to enforce or defend any of its patent rights. Federal court decisions establishing legal standards for determining the validity and scope of patents in the field are in transition. There can be no assurance that the historical legal standards surrounding questions of validity and scope will continue to be applied or that current defenses as to issued patents in the field will offer protection in the future. The commercial success of the Company will also depend upon avoiding the infringement of patents issued to competitors and upon maintaining the technology licenses upon which certain of the Company's current products are, or any future products under development might be, based. Litigation, which could result in substantial cost to the Company, may be necessary to enforce the Company's patent and license rights or to determine the scope and validity of proprietary rights of third parties. If any of the Company's products are found to infringe upon patents or other rights owned by third parties, the Company could be required to obtain a license to continue to manufacture or market such products. There can be no assurance that licenses to such patent rights would be made available to the Company on commercially reasonable terms, if at all. If the Company does not obtain such licenses, it could encounter delays in marketing affected products while it attempts to design around such patents or it could find that the development, manufacture or sale of products requiring such licenses is not possible. The Company currently has certain licenses from third parties and in the future may require additional licenses from other parties to develop, manufacture and market commercially viable products effectively. There can be no assurance that such licenses will be obtainable on commercially reasonable terms, if at all, or that the patents underlying such licenses will be valid and enforceable.

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

CHANGE IN CONTROL

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

VOLATILITY OF COMPANY STOCK PRICE

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

ABSENCE OF DIVIDENDS

    The Company has never paid any cash dividends on its Common Stock. In accordance with a bank loan agreement, the Company is prohibited from paying cash dividends without prior bank approval. The Company currently anticipates that it will retain all available funds for use in its business and does not expect to pay any cash dividends in the foreseeable future.

                         PART II - OTHER INFORMATION

Item 2. Changes in Securities

        The Company reincorporated in Delaware through the merger of Dura Pharmaceuticals, Inc., a California corporation, with and into a wholly-owned Delaware subsidiary of Dura Pharmaceuticals, Inc. In connection with this change, the outstanding shares of the Company's no par value common stock were automatically converted into and exchanged for an equal number of shares of common stock, $.001 par value per share, of the Delaware entity.

Item 4. Submission of Matters to a Vote of Security Holders

        On May 28, 1997, the Company's Annual Meeting of Shareholders was held in La Jolla, California for the following purposes:

   (a) The following four (4) directors were elected to serve two-year terms to expire at the 1999 Annual Meeting of Shareholders:

                                          FOR          AGAINST        WITHHELD
                                          ---          -------        --------
        Herbert J. Conrad             39,587,506          0             527,186
        Gordon V. Ramseier            38,609,406          0           1,505,286
        Charles G. Smith              39,609,847          0             504,845
        Walter F. Spath               38,582,192          0           1,532,500

        The following directors, who were elected during the May 29, 1996 annual Meeting of Shareholders, are currently serving terms that will expire in 1998.

        James C. Blair
        Joseph C. Cook
        Cam L. Garner
        David F. Hale
        David S. Kabakoff

   (b) The shareholders approved the Company's reincorporation in Delaware, through the merger of Dura Pharmaceuticals, Inc., a California corporation, with and into a wholly-owned Delaware subsidiary of Dura Pharmaceuticals, Inc. The total number of votes cast for, against and withheld was 25,112,678, 12,477,807 and 31,803, respectively.

   (c) The shareholder approved amendments to the Company's 1992 Stock Option Plan to increase the authorized number shares of Common Stoack available for issuance under such Plan by 1,600,000 shares to a total of 7,607,360, and to make certain other amendments. The total number of votes cast for, against and withheld was 26,727,560, 13,227,514 and 56,585, respectively.

   (d) The shareholders ratified the appointment of Deloitte & Touche LLP as the Company's independent public accountants for the year ending December 31, 1997. The total number of votes cast for, against and withheld was 40,035,309, 60,303 and 19,080, respectively.

Item 6. Exhibits and Reports on Form 8-K
        (a)  Exhibits.

             Exhibit
             Number
             ------
               2.1 Agreement and Plan of Merger of Dura Pharmaceuticals, Inc. (a Delaware corporation) and Dura Pharmaceuticals, Inc. (a California corporation)

               3.1  Bylaws

               3.2  Certificate of Incorporation

              10.1 Business Loan Agreement dated April 14, 1997 between the Company and Bank of America National Trust and Savings Association

            + 10.2 Syntex Asset Purchase Agreement dated March 27, 1997 between the Company and Syntex (USA), Inc.

            + 10.3 SPIL Asset Purchase Agreement dated March 27, 1997 between the Compamy and Syntex Pharmaceuticals International Limited

              10.4  1992 Stock Option Plan, as amended

              11    Statements re Computations of Net Income Per Share

              27    Financial Data Schedule


             + Incorporated by reference to the Company's Current Report on Form 8-K dated May 7, 1997 and filed on May 22, 1997.

        (b)  Reports on Form 8-K

             On May 22, 1997 the Company filed a Current Report on Form
             8-K dated May 7, 1997 providing the required dislcosures regarding its acquisition of Nasarel-R- and Nasalide-R- products from Syntex (USA), Inc. and other members of the Roche Group.

                                     SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                DURA PHARMACEUTICALS, INC.



DATE:  JULY 15, 1997                /S/ JAMES W.NEWMAN
--------------------                -------------------
                                    (JAMES W. NEWMAN)
                                    Senior Vice President, Finance &
                                    Administration and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX
                                       TO
                                    FORM 10-Q


                            DURA PHARMACEUTICALS, INC.


Exhibit  No.          Description
-----------           -----------

   2.1 Agreement and Plan of Merger of Dura Pharmaceuticals, Inc. (a Delaware corporation) and Dura Pharmaceuticals, Inc. (a California corporation)

   3.1                Bylaws

   3.2                Certificate of Incorporation

  10.1 Business Loan Agreement dated April 14, 1997 between the Company and Bank fo America National Trust and Savings Association

+ 10.2 Syntex Asset Purchase Agreement dated March 27, 1997 between the Company and Syntex (USA), Inc.

+ 10.3 SPIL Asset Purchase Agreement dated March 27, 1997 between the Compamy and Syntex Pharmaceuticals International Limited

  10.4                1992 Stock Option Plan, as amended


  11                  Statements re Computations of Net Income Per Share

  27                  Financial Data Schedule



+ Incorporated by reference to the Company's Current Report on Form 8-K dated May 7, 1997 and filed on May 22, 1997.