Form 10-Q
period 1997-09-30
DURA PHARMACEUTICALS INC/CA
filed 1997-10-21
CIK 882098

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549
                                ---------------------

                                      FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1997.


[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                           Commission File number 000-19809

                              DURA PHARMACEUTICALS, INC.
                (Exact name of registrant as specified in its charter)

         DELAWARE                                     95-3645543
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                   Identification Number)

7475 LUSK BLVD., SAN DIEGO, CALIFORNIA                     92121
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

The number of shares of the Registrant's Common Stock outstanding as of October 1, 1997 was 43,897,053.


--------------------------------------------------------------------------------

                              DURA PHARMACEUTICALS, INC.
                                        INDEX

                                                                        Page No.
                                                                        --------
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets -
         December 31, 1996 and September 30, 1997. . . . . . . . . . .       3
         Consolidated Statements of Operations -
         Three and nine months ended September 30, 1996 and 1997 . . .       4
         Consolidated Statements of Cash Flows -
         Nine months ended September 30, 1996 and 1997 . . . . . . . .       5
         Notes to Consolidated Financial Statements. . . . . . . . . .     6-8

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations . . . . . . . . . . . .    8-13
         Risks and Uncertainties . . . . . . . . . . . . . . . . . . .   13-18

PART II - OTHER INFORMATION

Item 2.  Changes in Securities . . . . . . . . . . . . . . . . . . . .      19

Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . .      19

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      20

                            PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
                              DURA PHARMACEUTICALS, INC.
                             CONSOLIDATED BALANCE SHEETS
                                 DOLLARS IN THOUSANDS

 ASSETS                                                                      DECEMBER 31,  SEPTEMBER 30,
                                                                                 1996           1997
                                                                             ------------  -------------
                                                                                              (UNAUDITED)
 CURRENT ASSETS:
    Cash and cash equivalents. . . . . . . . . . . . . . . . . . . .           $  131,101     $  166,583
    Short-term investments . . . . . . . . . . . . . . . . . . . . .              109,244        288,127
    Accounts and other receivables . . . . . . . . . . . . . . . . .               24,092         27,849
    Inventory. . . . . . . . . . . . . . . . . . . . . . . . . . . .                7,544         15,858
                                                                               ----------     ----------
         Total current assets. . . . . . . . . . . . . . . . . . . .              271,981        498,417

 PROPERTY. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               27,500         44,148
 LICENSE AGREEMENTS AND PRODUCT RIGHTS . . . . . . . . . . . . . . .              186,750        248,743
 GOODWILL. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                6,630          8,468
 OTHER . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               11,809         21,329
                                                                               ----------     ----------
               Total . . . . . . . . . . . . . . . . . . . . . . . .           $  504,670     $  821,105
                                                                               ----------     ----------
                                                                               ----------     ----------

 LIABILITIES AND SHAREHOLDERS' EQUITY

 CURRENT LIABILITIES:
    Accounts payable and accrued liabilities . . . . . . . . . . . .            $  25,819      $  38,193
    Current portion of long-term obligations . . . . . . . . . . . .               26,298          2,948
                                                                               ----------     ----------
         Total current liabilities . . . . . . . . . . . . . . . . .               52,117         41,141

 CONVERTIBLE SUBORDINATED NOTES. . . . . . . . . . . . . . . . . . .                    -        287,500
 LONG-TERM OBLIGATIONS . . . . . . . . . . . . . . . . . . . . . . .                6,670          7,035
 OTHER NON-CURRENT LIABILITIES . . . . . . . . . . . . . . . . . . .                2,306          3,132
                                                                               ----------     ----------
         Total liabilities . . . . . . . . . . . . . . . . . . . . .               61,093        338,808
                                                                               ----------     ----------

 SHAREHOLDERS' EQUITY:
   Preferred stock, no par value, shares authorized - 5,000,000;
      no shares issued or outstanding. . . . . . . . . . . . . . . .                  --             --
   Common stock, par value $.001, shares authorized - 100,000,000;
      issued and outstanding - 43,183,591 and 43,890,806,
      respectively . . . . . . . . . . . . . . . . . . . . . . . . .              525,350             44
    Additional paid-in capital . . . . . . . . . . . . . . . . . . .                    -        533,003
    Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . .              (78,992)       (49,597)
    Unrealized gain (loss) on investments. . . . . . . . . . . . . .                  (38)           195
    Warrant subscriptions receivable . . . . . . . . . . . . . . . .               (2,743)        (1,348)
                                                                               ----------     ----------
         Total shareholders' equity. . . . . . . . . . . . . . . . .              443,577        482,297
                                                                               ----------     ----------
         Total . . . . . . . . . . . . . . . . . . . . . . . . . . .           $  504,670     $  821,105
                                                                               ----------     ----------
                                                                               ----------     ----------


             See accompanying notes to consolidated financial statements.

                              DURA PHARMACEUTICALS, INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                         IN THOUSANDS, EXCEPT PER SHARE DATA
                                     (UNAUDITED)

                                                         THREE MONTHS ENDED       NINE MONTHS ENDED
                                                             SEPTEMBER 30,           SEPTEMBER 30,
                                                       ---------------------   ---------------------
                                                          1996        1997        1996        1997
                                                       ---------   ---------   ---------   ---------
REVENUES:
   Sales . . . . . . . . . . . . . . . . . . . .       $  18,940   $  36,098   $  45,900   $ 105,437
   Contract. . . . . . . . . . . . . . . . . . .           6,980       7,245      17,407      22,430
                                                       ---------   ---------   ---------   ---------
          Total revenues . . . . . . . . . . . .          25,920      43,343      63,307     127,867
                                                       ---------   ---------   ---------   ---------

OPERATING COSTS AND EXPENSES:
   Cost of sales . . . . . . . . . . . . . . . .           5,129       7,426      12,553      23,373
   Clinical, development and regulatory. . . . .           5,001       5,807      12,121      18,160
   Selling, general and administrative . . . . .          11,188      16,733      26,460      49,485
                                                       ---------   ---------   ---------   ---------
          Total operating costs and expenses . .          21,318      29,966      51,134      91,018
                                                       ---------   ---------   ---------   ---------

OPERATING INCOME . . . . . . . . . . . . . . . .           4,602      13,377      12,173      36,849
                                                       ---------   ---------   ---------   ---------

OTHER:
   Interest income . . . . . . . . . . . . . . .           2,253       5,044       4,662      11,434
   Interest expense. . . . . . . . . . . . . . .             (87)     (2,242)       (602)     (2,531)
                                                       ---------   ---------   ---------   ---------
          Total other. . . . . . . . . . . . . .           2,166       2,802       4,060       8,903
                                                       ---------   ---------   ---------   ---------

INCOME BEFORE INCOME TAXES . . . . . . . . . . .           6,768      16,179      16,233      45,752
PROVISION FOR INCOME TAXES . . . . . . . . . . .             962       4,854       1,762      16,357
                                                       ---------   ---------   ---------   ---------

NET INCOME . . . . . . . . . . . . . . . . . . .       $   5,806   $  11,325   $  14,471   $  29,395
                                                       ---------   ---------   ---------   ---------
                                                       ---------   ---------   ---------   ---------

NET INCOME PER SHARE . . . . . . . . . . . . . .       $    0.14   $    0.24   $    0.37    $   0.62

WEIGHTED AVERAGE NUMBER OF
   COMMON AND COMMON
   EQUIVALENT SHARES . . . . . . . . . . . . . .          42,266      47,606      38,890      47,392



             See accompanying notes to consolidated financial statements.

                              DURA PHARMACEUTICALS, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     IN THOUSANDS
                                     (UNAUDITED)

                                                                          NINE MONTHS ENDED
                                                                             SEPTEMBER 30,
                                                                         1996           1997
                                                                      ---------      ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES. . . . . . . . . . . .      $  17,270      $  44,504
                                                                      ---------      ---------

INVESTING ACTIVITIES:
  Purchases of short-term investments. . . . . . . . . . . . . .       (103,902)      (335,983)
  Sales and maturities of short-term investments . . . . . . . .         92,697        157,334
  Purchases of long-term investments . . . . . . . . . . . . . .         (5,000)             -
  Company/product acquisitions, net of cash received . . . . . .       (128,600)       (71,973)
  Capital expenditures . . . . . . . . . . . . . . . . . . . . .         (5,477)       (18,757)
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (526)           842
                                                                      ---------      ---------
    Net cash used for investing activities . . . . . . . . . . .       (150,808)      (268,537)
                                                                      ---------      ---------

FINANCING ACTIVITIES:
  Issuance of common stock and warrants. . . . . . . . . . . . .        154,389          4,840
  Issuance of convertible subordinated notes, net. . . . . . . .              -        278,175
  Principal payments on notes payable. . . . . . . . . . . . . .         (7,056)             -
  Principal payments on long-term obligations. . . . . . . . . .         (5,500)       (23,500)
                                                                      ---------      ---------
    Net cash provided by financing activities. . . . . . . . . .        141,833        259,515
                                                                      ---------      ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS. . . . . . . . . . . .          8,295         35,482

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD . . . . . . . .         25,554        131,101
                                                                      ---------      ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD . . . . . . . . . . .      $  33,849      $ 166,583
                                                                      ---------      ---------
                                                                      ---------      ---------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest (net of amounts capitalized). . . . . . . . . . . .      $       -      $     206
    Income taxes . . . . . . . . . . . . . . . . . . . . . . . .      $      51      $   1,215


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

Certain reclassifications have been made to amounts included in the prior year's financial statements to conform with the financial statement presentation for the quarter ended September 30, 1997.

2.  CONVERTIBLE SUBORDINATED NOTES

In the third quarter of 1997, the Company issued $287.5 million principal amount of 3 1/2% Convertible Subordinated Notes (the "Notes") due July 15, 2002 with interest payable semiannually January 15 and July 15, commencing January 15, 1998. The Notes are convertible, at the option of the holder, into shares of Common Stock at any time prior to maturity or redemption at a conversion price of $50.635 per share, subject to adjustment under certain conditions. The Company cannot redeem the Notes prior to July 15, 2000. Thereafter, the Company can redeem the Notes from time to time, in whole or in part, at specified redemption prices. The Notes are unsecured and subordinated to all existing and future senior indebtedness of the Company. The indenture governing the Notes does not restrict the incurrence of senior indebtedeness or other indebtedeness by the Company.

3.  LICENSE AGREEMENTS AND PRODUCT RIGHTS

On May 7, 1997, the Company acquired from Syntex (USA), Inc. and other members of the Roche Group (collectively, "Syntex") exclusive U.S. rights to the intranasal steroid products Nasarel-Registered Trademark- and Nasalide-Registered Trademark- for $70 million, which was paid at closing. Additional future contingent payments totaling $15 million are due through December 1998, subject to the products remaining without a competing nasal formulation of flunisolide.

4.  LOAN AGREEMENT

In April 1997, the Company entered into a loan agreement with a bank which provides for the borrowing of up to $50 million on an unsecured basis through May 1, 1999. Borrowings under the agreement bear interest at the bank's reference rate or an offshore rate plus 1.5% as selected by the Company. The agreement places restrictions on the payment of cash dividends and on the incurrence of additional indebtedness by the Company. As of September 30, 1997, no borrowings were outstanding under this loan.

5.  COMMON STOCK

Effective July 2, 1997, the Company changed its state of incorporation from California to Delaware. In connection with this change, the outstanding shares of the Company's no par value common stock were automatically converted into and exchanged for an equal number of shares of $.001 par value common stock of the Delaware entity.

6.  INCOME TAXES

The provision for income taxes for the periods ended September 30, 1996 and 1997 reflect management's estimate of the effective tax rate expected to be applicable for the full fiscal year. During the quarter ended September 30, 1997, the Company reduced its estimate of the combined effective tax rate for fiscal 1997 from 39 percent to 36 percent, resulting in an effective tax rate of 30 percent for the third quarter.

The effective tax rates for the periods ended September 30, 1996 were significantly less than the combined statutory tax rates due primarily to the utilization of net operating loss carryforwards. For the periods ended September 30, 1997, substantially all of the benefit from available net operating loss carryforwards relates to tax deductions from the exercise of previously granted stock options and, as such, has been credited directly to shareholders' equity.

7.  NET INCOME PER SHARE

Net income per share is computed based on the weighted average number of common and common equivalent shares outstanding during the period.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). SFAS No. 128 requires the presentation of basic and diluted earnings per share amounts.
Basic earnings per share is calculated based on the weighted average number of common shares outstanding during the period while diluted earnings per share also gives effect to all potential dilutive common shares outstanding during the period such as options, warrants, convertible securities, and contingently issuable shares. SFAS No. 128 is effective for periods ending after December 15, 1997. If SFAS No. 128 had been applied for the three and nine month periods ended September 30, 1996 and 1997, basic and diluted net income per share would have been as follows:

                                    Three Months              Nine Months
                                 Ended September 30,      Ended September 30,
                                   1996      1997           1996      1997
                                  -----     -----          -----     -----
Net income per share - basic      $0.15     $0.26          $0.42     $0.67
Net income per share - diluted    $0.14     $0.24          $0.37     $0.62

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

OVERVIEW

During the second half of 1996 and the first half of 1997, the Company made significant acquisitions of product rights and licenses. In July 1996, the Company acquired the worldwide rights to the Entex-Registered Trademark-products, consisting of four prescription upper respiratory drugs. In September 1996, the Company acquired the U.S. marketing rights to the patented antibiotics Ceclor-Registered Trademark- CD and Keftab-Registered Trademark-. In May 1997, the Company acquired the U.S. rights to the intranasal steroid products Nasarel-Registered Trademark- and Nasalide-Registered Trademark-. The acquisition of these products has had a material impact on the Company's financial position and results of operations.

In the third quarter 1997, the Company issued $287.5 million principal amount of 3 1/2% Convertible Subordinated Notes (the "Notes") due July 15, 2002 with interest payable semiannually January 15 and July 15. The Notes are convertible, at the option of the holder, into shares of Common Stock at any time prior to maturity or redemption at a conversion price of $50.635 per share, subject to adjustment under certain conditions. The Notes are unsecured and subordinated to all existing and future senior indebtedness of the Company.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1997

Total revenues for the three months ended September 30, 1997 were $43.3 million, an increase of $17.4 million, or 67%, over the same period in 1996. Net income for the three months ended September 30, 1997 was $11.3 million, an increase of $5.5 million, or $0.10 per share, over the same period in 1996. The principal factors causing these increases are discussed below.

Pharmaceutical sales for the three months ended September 30, 1997 were $36.1 million, an increase of 91% over the same period in 1996. This increase is due primarily to new product acquisitions of Ceclor CD, Keftab, Nasarel and Nasalide and the expansion of the Company's sales force.

Gross profit (pharmaceutical sales less cost of sales) for the three months ended September 30, 1997 was $28.7 million, an increase of $14.9 million as compared to the same period in 1996. Gross profit as a percentage of sales for the three months ended September 30, 1997 was 79%, compared to 73% for the same period in 1996. This increase is due primarily to higher average gross margins earned on sales of Ceclor CD, Keftab, Nasarel and Nasalide as compared to the average gross margins earned on the Company's other products.

Contract revenues for the three months ended September 30, 1997 were $7.2 million, an increase of $265,000, or 4%, as compared to the same period in 1996. The Company, under agreements with several companies, conducts feasibility testing and development work on various compounds for use with Spiros-TM-, a pulmonary drug delivery system ("Spiros"). Contract revenues from Spiros-related development and feasibility agreements for the three months ended September 30, 1997 were $6.7 million, including $6.1 million from Spiros Development Corporation ("Spiros Corp."), as compared to $5.7 million, including $5.0 million from Spiros Corp., for the same period in 1996. The Company also earns contract revenues under various agreements for the co-promotion of pharmaceutical products. Contract revenues from such agreements were $536,000 for the three months ended September 30, 1997 as compared to $1.3 million for the same period in 1996.

Clinical, development and regulatory expenses for the three months ended September 30, 1997 were $5.8 million, an increase of $806,000 over the same period in 1996. The increase reflects additional expenses incurred by the Company under feasibility and development agreements covering the use of various compounds with Spiros.

Selling, general and administrative expenses for three months ended September 30, 1997 were $16.7 million, an increase of $5.5 million as compared to the same period in 1996, but decreased as a percentage of total revenues to 39% as compared to 43% for the same period in 1996. The dollar increase is primarily due to increased costs incurred to support the Company's sales and contract revenue growth, including costs associated with expanding the Company's sales force, higher marketing costs relating to the newly-acquired products, and amortization of newly-acquired product rights. The decrease as a percentage of revenues reflects the growth of pharmaceutical sales due primarily to new product acquisitions.

Interest income for the three months ended September 30, 1997 was $5.0 million, an increase of $2.8 million as compared to the same period in 1996. The increase is due primarily to higher balances of cash and short-term investments resulting from public stock and the Notes offerings completed in November 1996 and July 1997, as well as cash generated from operations.

Interest expense for the three months ended September 30, 1997 was $2.2 million compared to $87,000 for the same period in 1996. The increase in interest expense is primarily due to interest accrued on the Notes issued by the Company in the third quarter of 1997.

The Company's effective tax rate for the three months ended September 30, 1997 was 30 percent, compared to 14 percent for the same period in 1996. This increase is primarily due to the utilization of available net operating loss carryforwards in 1996. Net operating loss carryforwards available in 1997 relate primarily to tax deductions for previously exercised stock options and, as such, the benefit from their utilization has been credited directly to shareholders' equity.

The Company records interim provisions for income taxes based on the estimated effective combined tax rate to be applicable for the fiscal year. This estimate is reevaluated by management each quarter based on forecasts of income before income taxes for the year as well as anticipated modifications to statutory federal and state tax rates. During the three months ended September 30, 1997, the Company reduced its estimate of the combined effective tax rate expected to be applicable for fiscal 1997 from 39 percent to 36 percent, resulting in a 30 percent effective tax rate for the third quarter.

NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1997

Total revenues for the nine months ended September 30, 1997 were $127.9 million, an increase of $64.6 million, as compared to the same period in 1996. Net income for the nine months ended September 30, 1997 was $29.4 million, an increase of $14.9 million, or $0.25 per share, over the same period in 1996.
The principal factors causing these increases are discussed below.

Pharmaceutical sales for the nine months ended September 30, 1997 were $105.4 million, an increase of 130%, over the same period in 1996. This increase is due primarily to the acquisition of the Entex products, Ceclor CD, Keftab, Nasarel and Nasalide and the expansion of the Company's sales force.

Gross profit for the nine months ended September 30, 1997 was $82.1 million, an increase of $48.7 million as compared to the same period in 1996. Gross profit as a percentage of sales for the nine month period ended September 30, 1997 was 78%, as compared to 73% for the same period in 1996. This increase is due primarily to higher average gross margins earned on sales of the Entex products, Ceclor CD, Keftab, Nasarel and Nasalide as compared to the average gross margins earned on the Company's other products.

Contract revenues for the nine months ended September 30, 1997 were $22.4 million, an increase of $5.0 million, or 29%, as compared to the same period in 1996. The Company, under agreements with several companies, conducts feasibility testing and development work on various compounds for use with Spiros. Contract revenues from Spiros-related development and feasibility agreements for the nine months ended September 30, 1997 were $21.2 million, including $18.3 million from Spiros Corp., as compared to $14.4 million, including $12.8 million from Spiros Corp., for the same period in 1996. The Company also earns contract revenues under various agreements for the co-promotion of pharmaceutical products. Contract revenues from such agreements were $1.2 million for the nine months ended September 30, 1997 compared to $3.0 million for the same period in 1996.

Clinical, development and regulatory expenses for the nine months ended September 30, 1997 were $18.2 million, an increase of $6.0 million over the same period in 1996. The increase reflects additional expenses incurred by the Company under feasibility and development agreements covering the use of various compounds with Spiros.

Selling, general and administrative expenses for the nine months ended September 30, 1997 were $49.5 million, an increase of $23.0 million as compared to the same period in 1996, but decreased as a percentage of total revenues to 39% as compared to 42% for the same period in 1996. The dollar increase is primarily due to increased costs incurred to support the Company's sales and contract revenue growth, including costs associated with expanding the Company's sales force, higher marketing costs relating to the newly-acquired products, and amortization of newly-acquired product rights. The decrease as a percentage of revenues reflects the growth of pharmaceutical sales due to new product acquisitions and the growth of contract revenues.

Interest income for the nine months ended September 30, 1997 was $11.4 million, an increase of $6.8 million as compared to the same period in 1996. The increase is due primarily to higher balances of cash and short-term investments resulting from public stock and the Notes offerings completed in May and November 1996 and July 1997, as well as cash generated from operations.

Interest expense for the nine months ended September 30, 1997 was $2.5 million compared to $602,000 for the same period in 1996. The increase in interest expense is primarily due to interest accrued on the Notes issued by the Company in the third quarter of 1997.

The Company's effective tax rate was 36 percent for the nine month period ended September 30, 1997 compared to 11 percent for the same period in 1996. This increase is primarily due to the utilization of net operating loss carryforwards in 1996. Net operating loss carryforwards available in 1997 relate primarily to tax deductions for previously exercised stock options and, as such, the related benefit from their utilization has been credited directly to shareholders' equity.

The Company records interim provisions for income taxes based on the estimated effective combined tax rate to be applicable for the fiscal year. This estimate is reevaluated by management each quarter based on forecasts of income before income taxes for the year as well as anticipated modifications to statutory federal and state tax rates. During the three months ended September 30, 1997, the Company reduced its estimate of the combined effective tax rate expected to be applicable for fiscal 1997 from 39 percent to 36 percent.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and short-term investments increased by $214.4 million to $454.7 million at September 30, 1997 from $240.3 million at December 31, 1996. The increase resulted primarily from the net proceeds of the offering of the Notes as well as from cash generated from operations, partially offset by the acquisition of the intranasal steroid products Nasarel and Nasalide for $70 million in May 1997 and capital expenditures of $18.8 million. Working capital increased by $237.4 million to $457.3 million at September 30, 1997 from $219.9 million at December 31, 1996.

At September 30, 1997, the Company had an aggregate of $297.7 million in long-term obligations, of which $2.9 million is to be paid during the next 12 months. As of September 30, 1997, additional future contingent obligations totaling $97.9 million relating to product acquisitions are due through 2004.

In April 1997, the Company entered into a loan agreement which provides for the borrowing of up to $50 million on an unsecured basis through May 1, 1999. As of September 30, 1997, no borrowings were outstanding under this loan.

The Company provides development and management services to Spiros Corp. pursuant to various agreements for the development of Spiros for use with certain respiratory drugs. Dura records contract revenues from Spiros Corp. equal to amounts due for such services, less a pro rata amount allocated to warrant subscriptions receivable. On October 10, 1997, the Company announced its intention to exercise, prior to the completion of a proposed offering of securities by Spiros Development Corporation II, Inc. ("Spiros Corp. II") as discussed below and subject to providing formal notice of exercise, its option to acquire all of the callable common stock of Spiros Corp. for an aggregate purchase price estimated to be $45.7 million payable in cash, shares of the Company's common stock, or any combination thereof.

Also on October 10, 1997, the Company and Spiros Corp. II filed a combined registration statement (the "Registration Statement") with the Securities and Exchange Commission with respect to a proposed public offering of units, each unit consisting of one share of callable common stock of Spiros Corp. II and one warrant to purchase one-fourth of one share of Dura common stock. Spiros Corp. II was formed to continue to fund the development of Spiros for use with certain respiratory drugs. Immediately prior to the consummation of the proposed offering, Dura will contribute $75 million in cash to Spiros Corp.
II. Dura expects to record charges to its earnings for this contribution and for substantially all of the Spiros Corp. purchase price in the respective periods in which these transactions occur. The foregoing information regarding the proposed public offering of units should be read in conjunction with, and is qualified in its entirety by, the more detailed information set forth in the Registration Statement and underlying Prospectus, including without limitation the "Risk Factors" section of such Registration Statement and Prospectus.

The Company anticipates that its existing capital resources, together with cash expected to be generated from operations and available bank borrowings, should be sufficient to finance the transactions discussed above and its operations through at least the next 12 months. Significant additional resources, however, may be required in connection with product or company acquisitions or in-licensing opportunities. At present, the Company is actively pursuing the acquisition of rights to several products and/or companies which may require the use of substantial capital resources; however, there are no present agreements or commitments with respect to such acquisitions.

RISKS AND UNCERTAINTIES

FORWARD-LOOKING STATEMENTS

The Company cautions readers that the statements in this quarterly report that are not descriptions of historical facts may be forward-looking statements that are subject to risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors, including those identified below. The Company undertakes no obligation to release publicly the results of any revisions to these forward-looking statements to reflect events and circumstances arising after the dates hereof.

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

DEVELOPMENT RISKS ASSOCIATED WITH SPIROS

Spiros will require significant additional clinical studies and product development. There can be no assurance that development of Spiros will be completed successfully, that Spiros will not encounter problems in clinical trials that will cause the delay or suspension of such trials, that current or future testing will show Spiros to be safe or efficacious or that Spiros will receive regulatory approval. In addition, regulatory approvals will have to be obtained for each drug to be delivered through the use of Spiros prior to commercialization. Moreover, even if Spiros does receive regulatory approval, there can be no assurance that Spiros will be commercially successful, have all of the patent and other protections necessary to prevent competitors from producing similar products and not infringe on patent or other proprietary rights of third parties. The failure of Spiros to receive timely regulatory approval and achieve commercial success would have a material adverse effect on the Company.

RISKS ASSOCIATED WITH RECENT ACQUISITIONS OF PRODUCTS

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

The Company has limited experience in marketing antibiotic products, such as Keftab and Ceclor CD, and steroid products, such as Nasarel and Nasalide. Ceclor CD was not previously marketed to physicians prior to its October 1996 launch by the Company, and no assurance can be given that the Company will be able to continue to successfully compete with currently available products. Failure to successfully market and sell Keftab, Ceclor CD, Nasarel or Nasalide would have a material adverse effect on the Company's business, financial condition and results of operations.

The Company is currently considering transferring a substantial portion of its recently acquired product rights to foreign subsidiaries. Risks inherent in having assets in foreign subsidiaries include those relating to political and economic instability and the burden of complying with a wide variety of complex foreign laws and treaties.

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

The Company's principal customers are wholesale drug distributors and major drug store chains. For the first nine months of 1997, three wholesale customers individually accounted for 11%, 11%, and 10% of sales. For 1996, three wholesale customers individually accounted for 17%, 14% and 13% of sales. Two wholesale customers individually accounted for 16% and 11% of 1995 sales, and three wholesale customers individually accounted for 21%, 14% and 12% of 1994 sales. The loss of any of these customers could have a material adverse effect upon the Company's business, financial condition or results of operations.

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

COMPETITION

Many companies, including large pharmaceutical firms with financial and marketing resources and development capabilities substantially greater than those of the Company, are engaged in developing, marketing and selling products that compete with those offered or planned to be offered by the Company. The selling prices of such products typically decline as competition increases. Further, other products now in use or under development by others may be more effective than the Company's current or future products. The industry is characterized by rapid technological change, and competitors may develop their products more rapidly than the Company. Competitors may also be able to complete the regulatory process sooner, and therefore, may begin to market their products in advance of the Company's products. The Company believes that competition among both prescription pharmaceuticals and pulmonary drug delivery systems aimed at the respiratory infection, allergy, cough and cold, and asthma and chronic obstructive pulmonary disease markets will be based on, among other things, product efficacy, safety, reliability, availability and price.

There are at least 25 other companies in the U.S. that are currently engaged in developing, marketing and selling respiratory pharmaceuticals. Additionally, there are at least 10 companies currently involved in the development, marketing or sales of dry powder pulmonary drug delivery systems. There are two types of dry powder inhalers ("DPIs") currently in commercial use worldwide. In the U.S., only individual dose DPIs currently are marketed, including the Rotohaler-TM- (developed and marketed by Glaxo Wellcome, Inc.) and the Spinhaler-R- (developed and marketed by Fisons Limited). The Turbuhaler-R- (developed and marketed by Astra Pharmaceuticals), a multiple dose DPI, is the leading DPI in worldwide sales. In June 1997, the United States Food and Drug Administration ("FDA") approved the first Turbuhaler product, the Pulmicort Turbuhaler, for marketing in the United States.

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

LIMITED MANUFACTURING EXPERIENCE AND RELIANCE ON THIRD PARTIES

The Company's principal manufacturing facility is intended to be used to formulate, mill, blend and manufacture drugs to be used with Spiros, pending regulatory approval. The Company's manufacturing facility must be registered with and licensed by various regulatory authorities and must comply with cGMP requirements prescribed by the FDA and the State of California. The Company is currently expanding its facilities to provide additional manufacturing capabilities. The Company will need to significantly scale up its current manufacturing operations and comply with cGMPs and other regulations prescribed by various regulatory agencies in the United States and other countries to achieve the prescribed quality and required levels of production of such products and to obtain marketing approval. Any failure or significant delay in the validation of or obtaining a satisfactory regulatory inspection of the new facility or failure to successfully scale up could have a material adverse effect on the Company's ability to manufacture products in connection with Spiros. Dura intends to utilize third parties to produce components of and assemble the Spiros aerosol generator. Such third parties have only produced limited quantities of components and assembled generators and will be required to significantly scale up their activities. There can be no assurance that such third parties will be successful in completing these activities in a timely manner or can meet cGMP requirements. Any failure or delay in the scale up of aerosol generator manufacturing would have a material adverse effect on the ability of the Company to manufacture Spiros products.

MANAGING GROWTH OF BUSINESS

The Company has experienced significant growth as total revenues increased 58% in fiscal 1995, 102% in fiscal 1996, and 102% for the first nine months of 1997, as compared to prior periods, primarily as a result of the acquisition or in-licensing of additional respiratory pharmaceutical products. During fiscal 1997, the Company executed an agreement relating to the acquisition of the rights to the Nasarel and Nasalide products. During fiscal 1996, the Company executed agreements relating to the acquisition of the rights to the Entex, Ceclor CD and Keftab products. During fiscal 1995, the Company executed three agreements relating to the acquisition, in-licensing and co-promotion of products and acquired Health Script. Due to the Company's emphasis on acquiring and in-licensing respiratory pharmaceutical products, the Company anticipates that the integration of the recently acquired businesses and products, as well as any future acquisitions, will require significant management attention and expansion of its sales force. The Company's ability to achieve and maintain profitability is based on management's ability to manage its changing business effectively.

UNCERTAINTY OF PROFITABILITY; NEED FOR ADDITIONAL FUNDS

The Company has experienced significant operating losses in the past, and, at September 30, 1997, the Company's accumulated deficit was $49.6 million. Although the Company achieved profitability on an annual basis in 1996 and in the first nine months of 1997, there can be no assurance that revenue growth or profitability will continue on an annual or quarterly basis in the future. In addition, any exercise of the Company's option to acquire the common stock of Spiros Corp. ("Purchase Option") and the currently proposed $75.0 million contribution to Spiros Corp. II will result in significant, non-recurring charges to earnings in the periods in which such transactions are completed. The acquisition and in-licensing of products, the expansion of the Company's sales force in response to acquisition and in-licensing of products, the maintenance of the Company's existing sales force, the upgrade and expansion of its facilities, continued pricing pressure and the exercise of the Purchase Option, as well as funds that the Company, at its option, may provide for Spiros development or to acquire Spiros technology, both internally and through Spiros Corp. II, will require the commitment of substantial capital resources and may also result in significant losses. Depending upon, among other things, the acquisition and in-licensing opportunities available, the Company may need to raise additional funds for these purposes. The Company may seek such additional funding through public and private financing, including equity or debt financing. Adequate funds for these purposes, whether through financial markets or from other sources, may not be available when needed or on terms acceptable to the Company. Insufficient funds may require the Company to delay, scale back or suspend some or all of its product acquisition and in-licensing programs, the upgrade and expansion of its facilities and further development of Spiros. The Company anticipates that its existing capital resources, together with cash expected to be generated from operations and available bank borrowings, should be sufficient to finance its current operations and working capital requirements through at least 12 months following the date of this prospectus.

GOVERNMENT REGULATION; NO ASSURANCE OF FDA APPROVAL

Development, testing, manufacturing and marketing of pharmaceutical products, including drug delivery systems, are subject to extensive regulation by numerous governmental authorities in the U.S. and other countries. The process of obtaining FDA approval of pharmaceutical products and drug delivery systems is costly and time-consuming. Any new pharmaceutical product must undergo rigorous preclinical and clinical testing and an extensive regulatory approval process mandated by the FDA. Such regulatory review includes the determination of manufacturing capability and product performance. Marketing of drug delivery systems also requires FDA approval, which can be costly and time consuming to obtain. The Company will need to obtain a separate regulatory approval for each Spiros drug delivery system. The Company expects to submit an abbreviated NDA called a 505(b)(2) application for the use of albuterol and other drugs with the Spiros system. No assurances can be given that all of the Company's drugs identified for development with Spiros will be suitable for, or approved under, abbreviated application procedures. Certain abbreviated application procedures have been the subject of petitions filed by brand name manufacturers which seek changes in the FDA's approval process for such abbreviated applications. These requested changes include, among other things, disallowance of the use by an applicant of an abbreviated application with data considered proprietary by the original manufacturer that was submitted to the FDA as part of an original NDA. The Company is unable to predict at this time whether the FDA will make any changes to its abbreviated application procedures as a result of such petitions or the effect that such changes or challenges may have on the Company. There can be no assurance that the pharmaceutical products currently in development, or those products acquired or in-licensed by the Company, will be approved by the FDA. In addition, there can be no assurance that all necessary approvals will be granted for future products or that FDA review or actions will not involve delays caused by the FDA's request for additional information or testing that could adversely affect the time to market and sale of the products. For both currently marketed and future products, failure to comply with applicable regulatory requirements can, among other things, result in the suspension of regulatory approval, as well as possible civil and criminal sanctions.

The Company, on behalf of Spiros Corp. II, plans to submit an NDA for an albuterol based product (the "Albuterol Product"), in November 1997. The FDA may determine to reject the Company's NDA at any time within 60 days of submission based on a determination that the NDA is incomplete or that additional information is required prior to consideration of the NDA. Prior to the FDA's approval of an Albuterol Product the Company will be required to complete an ongoing open label study with respect to the Albuterol Product. Since completion of the pivotal trials, the Company has made, and is proposing to make, a number of additional modifications to the Spiros system, some of which address problems encountered with the mechanical features of the Spiros delivery system during the pivotal trials. These changes are intended to improve the reliability, performance, manufacturability, and customer acceptance of the mechanical features of the Spiros delivery system. The Company expects that it will be required to complete testing and validation pursuant to cGMP requirements of the Spiros system as modified for commercial distribution, which could be costly and time-consuming. There can be no assurance that the FDA will not require the Company to undertake further laboratory testing, field testing and/or clinical studies in order to ensure the safety and effectiveness of the Albuterol Product intended to be commercialized by the Company and to ensure that it can be reliably manfactured. If a proposed change is deemed to be a major modification by the FDA, the Company could be required to repeat one or more of the clinical studies. Moreover, because of the time necessary to validate the changes to the Spiros system, there can be no assurance that the Company will be prepared for any FDA preapproval inspection of the Company's manufacturing facilities in a timely manner. If the Company is required to undertake additional laboratory testing and/or clinical studies or to postpone the preapproval inspection, or if the Company fails to complete the open label study in a timely manner, the Company could receive a non-approval letter and, in any event, there could be a substantial delay in completion of the approval process. FDA approval to market the Albuterol Product could take several months to several years, or approval may ultimately be denied.

The FDA is required to conduct biennial inspections of drug manufacturing establishments. Since the planned NDA submission for the Albuterol Product will be the Company's first for a Spiros product, the FDA will inspect the Company's manufacturing facility as part of the review process. The Company may also be subject to State of California inspection. There can be no assurance that the Company will be able to satisfy such inspections in a timely manner, if at all.

In addition, changes in regulations could have a material adverse effect on the Company. The FDA is continuing an evaluation of the effectiveness of all drug products containing ingredients marketed prior to 1962 (the year of enactment of the "Drug Amendments of 1962" to the Federal Food, Drug and Cosmetic Act) as part of its Drug Efficacy Study Implementation ("DESI") program and will determine which drugs are considered "new drugs" requiring approval through a New Drug Application ("NDA") for marketing. A Policy Guide (CPG 440.100) issued by the FDA indicates that the FDA will implement procedures to determine whether the new drug provisions are applicable to existing products. This Policy Guide requires that products covered by paragraph B not be similar or related to any drug included in the DESI program, or have a different formulation or conditions for use than products marketed before November 13, 1984. If a final determination is made that a particular drug requires an approved NDA, such approval will be required for marketing to continue. If such a determination is made, the FDA might impose various requirements; for example, it might require that the current product be the subject of an approved NDA, that the product be reformulated and an NDA approval be obtained, that the product must be sold on an over-the-counter basis rather than as a prescription drug or that the product must be removed from the market. The Company believes that nine of its prescription pharmaceutical products may be covered by paragraph B of the Policy Guide and is aware that one of its products may be considered to be similar or related to a DESI drug. Also, it is not aware of evidence to substantiate that three of its products have the same formulation or conditions for use as products marketed before November 13, 1984. There can be no assurance as to which regulatory course the FDA will follow, if any, with respect to many of the Company's pharmaceutical products or whether the Company will be able to obtain any approvals that the FDA may deem necessary. If any negative actions are taken by the FDA, such actions could have a material adverse effect on the Company's business. Health Script is subject to regulation by state regulatory authorities, principally state boards of pharmacy. In addition, Health Script is subject to regulation by other state and federal agencies with respect to reimbursement for prescription drug benefits provided to individuals covered primarily by publicly-funded programs.

PATENTS AND PROPRIETARY RIGHTS; UNPREDICTABILITY OF PATENT PROTECTION

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

PRODUCT LIABILITY AND RECALL

The Company faces an inherent business risk of exposure to product liability claims in the event that the testing, manufacturing, marketing or use of its technologies or products is alleged to have resulted in adverse effects.
Such risks will exist even with respect to those products that receive regulatory approval for commercial sale. While the Company has taken, and will continue to take, what it believes are appropriate precautions, there can be no assurance that it will avoid significant product liability exposure. The Company currently has limited product liability insurance; however, there can be no assurance that the Company will be able to maintain such insurance, that such insurance can be maintained on acceptable terms or that the level or breadth of any insurance coverage will be sufficient to fully cover potential claims. There can be no assurance that adequate insurance coverage will be available in the future at acceptable costs, if at all, or that a product liability claim or recall would not materially and adversely affect the business or financial condition of the Company.

ATTRACTION AND RETENTION OF KEY PERSONNEL

The Company is highly dependent on the principal members of its scientific and management staff, the loss of whose services might impede the achievement of development objectives. Recruiting and retaining management and operational personnel and qualified scientific personnel to perform research and development work will also be critical to the Company's success. Although the Company believes that it is adequately staffed in key positions and that it will be successful in attracting and retaining skilled and experienced management, operational and scientific personnel, there can be no assurance that the Company will be able to attract and retain such personnel on acceptable terms given the competition among numerous pharmaceutical companies, universities and research institutions for such personnel. The loss of the services of key scientific, technical and management personnel could have a material adverse effect on the Company, especially in light of the Company's recent significant growth.

ABILITY TO SERVICE INDEBTEDNESS

In the third quarter of 1997, the Company issued $287.5 million principal amount of 3-1/2% Convertible Subordinated Notes due 2002. There can be no assurance that the Company will have the necessary funds available to pay the interest on the principal of the Notes or that the Notes will be able to be refinanced. Any inability to service the obligation in respect to the Notes could have a material adverse effect on the Company and the market value of its common stock.

CHANGE IN CONTROL

Certain provisions of the Company's charter documents and terms relating to the acceleration of the exercisability of certain warrants and options relating to the purchase of such securities by the Company in the event of a change in control may have the effect of delaying, deferring or preventing a change in control of the Company, thereby possibly depriving stockholders of receiving a premium for their shares of the Company's common stock. In addition, upon certain circumstances resulting in a change in control under the terms of the Notes ("Change of Control"), the Company will be required to offer to purchase for cash all of the outstanding Notes at a purchase price of 100% of the principal amount thereof, plus accrued but unpaid interest through a date that is 30 business days after the Company's notice of the occurrence of such Change of Control. This Change in Control purchase feature of the Notes may in certain circumstances have an anti-takeover effect. If a Change in Control were to occur, there can be no assurance that the Company would have sufficient funds to repurchase all Notes tendered by the holders thereof and to repay other indebtedness that may become due as a result of any Change in Control.

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


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits.

         Exhibit
         Number
         ------
           1.1 Purchase Agreement, dated July 24, 1997 in connection with the offering of Notes.

           2.1 Agreement and Plan of Merger of Dura Pharmaceuticals, Inc. (a Delaware corporation) and Dura Pharmaceuticals, Inc. (a California corporation) incorporated by reference from
                   Exhibit 2.1 to the Form 10-Q for the quarterly period ended June 30, 1997.

           3.1 Bylaws incorporated by reference from Exhibit 3.1 to the Form 10-Q for the quarterly period ended June 30, 1997.

           3.2 Certificate of Incorporation incorporated by reference from Exhibit 3.2 to the Form 10-Q for the quarterly period ended June 30, 1997.

           4.1 Indenture, including form of Note, dated July 30, 1997, between the Company and Chase Trust Company of California, with respect to 3 1/2% Convertible Subordinated Notes due 2002.

           4.2(1)  Form of 3 1/2 % Convertible Subordinated Note.

          10.1 Amendment No. 1 to Business Loan Agreement dated May 8, 1997 between the Company and Bank of America National Trust and Savings Association.

          10.2 Amendment No. 2 to Business Loan Agreement dated July 30, 1997 between the Company and Bank of America National Trust and Savings Association.

          10.3     1992 Stock Option Plan, as amended.

          10.4(2)  Form of Notice of Grant of Stock Option.

          10.5(2)  Form of Stock Option Agreement.

          10.6 Form of Indemnification Agreement between the Company and each of its directors.

          10.7 Form of Indemnification Agreement between the Company and each of its officers.

          11       Statements re: Computations of Net Income Per Share.

          27       Financial Data Schedule.

(1) Incorporated by reference to Exhibit 4.1 contained herein.

(2) Incorporated by reference to exhibits to Form S-8 Registration Statement (No.333-34551) filed 8-28-97.

(b) No reports on Form 8-K were filed during the quarter ended September 30, 1997.

                                      SIGNATURES

    PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                            DURA PHARMACEUTICALS, INC.



DATE:   OCTOBER 21, 1997                    /S/ JAMES W. NEWMAN
------------------------                    --------------------
                                            (JAMES W. NEWMAN)
                                Senior Vice President, Finance & Administration
                                           and Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

                                    EXHIBIT INDEX
                                          TO
                                      FORM 10-Q

                              DURA PHARMACEUTICALS, INC.

Exhibit  No.  Description
------------  -----------

     1.1 Purchase Agreement, dated July 24, 1997 in connection with the offering of Notes.

     2.1 Agreement and Plan of Merger of Dura Pharmaceuticals, Inc. (a Delaware corporation) and Dura Pharmaceuticals, Inc. (a California corporation) incorporated by reference from
              Exhibit 2.1 to the Form 10-Q for the quarterly period ended June 30, 1997.

     3.1 Bylaws incorporated by reference from Exhibit 3.1 to the Form 10-Q for the quarterly period ended June 30, 1997.

     3.2 Certificate of Incorporation incorporated by reference from Exhibit 3.2 to the Form 10-Q for the quarterly period ended June 30, 1997.

     4.1 Indenture, including form of Note, dated July 30, 1997, between the Company and Chase Trust Company of California, with respect to 3 1/2% Convertible Subordinated Notes due 2002.

     4.2(1)   Form of 3 1/2 % Convertible Subordinated Note.

    10.1 Amendment No. 1 to Business Loan Agreement dated May 8, 1997 between the Company and Bank of America National Trust and Savings Association.

    10.2 Amendment No. 2 to Business Loan Agreement dated July 30, 1997 between the Company and Bank of America National Trust and Savings Association.

    10.3      1992 Stock Option Plan, as amended.

    10.4(2)   Form of Notice of Grant of Stock Option.

    10.5(2)   Form of Stock Option Agreement.

    10.6 Form of Indemnification Agreement between the Company and each of its directors.

    10.7 Form of Indemnification Agreement between the Company and each of its officers.

    11        Statements re: Computations of Net Income Per Share.

    27        Financial Data Schedule.

(1) Incorporated by reference to Exhibit 4.1 contained herein.

(2) Incorporated by reference to exhibits to Form S-8 Registration Statement (No.333-34551) filed 8-28-97.

(b) No reports on Form 8-K were filed during the quarter ended September 30, 1997.