Form 10-K/A
period 1996-12-31
DURA PHARMACEUTICALS INC/CA
filed 1997-12-16
CIK 882098

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K/A#1

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

Date: December 16, 1997                         DURA PHARMACEUTICALS, INC.
      ---------------------------

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

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS ANNUAL REPORT ON FORM 10-K/A HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

SIGNATURE                        TITLE                                DATE

/s/ Cam L. Garner          Chairman, President and             December 16, 1997
---------------------      Chief Executive Officer
(Cam L. Garner)         (Principal Executive Officer)


/s/ David S. Kabakoff      Executive Vice President            December 16, 1997
---------------------            and Director
(David S. Kabakoff)

/s/ James W. Newman     Senior Vice President, Finance and     December 16, 1997
---------------------       Administration, and Chief
(James W. Newman)          Financial Officer (Principal
                         Financial and Accounting Officer)


/s/ Walter F. Spath           Senior Vice President,           December 16, 1997
---------------------    Sales and Marketing and Director
(Walter F. Spath)

/s/ James C. Blair                Director                     December 16, 1997
---------------------
(James C. Blair)

/s/ Herbert J. Conrad             Director                     December 16, 1997
---------------------
(Herbert J. Conrad)

/s/ Joseph C. Cook                Director                     December 16, 1997
---------------------
(Joseph C. Cook)

 /s/ David F. Hale                Director                     December 16, 1997
---------------------
(David F. Hale)

 /s/ Gordon V. Ramseier           Director                     December 16, 1997
---------------------
(Gordon V. Ramseier)

 /s/ Charles G. Smith             Director                     December 16, 1997
---------------------
(Charles G. Smith)

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

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Dura Pharmaceuticals, Inc.:

We have audited the accompanying consolidated balance sheets of Dura Pharmaceuticals, Inc. and subsidiaries as of December 31, 1995 and 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Dura Pharmaceuticals, Inc. and subsidiaries as of December 31, 1995 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

/s/ Deloitte & Touche LLP

San Diego, California
January 20, 1997