Form 10-K405
period 1997-12-31
DURA PHARMACEUTICALS INC /DE/
filed 1998-03-31
CIK 882098

                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                     FORM 10-K

     X         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    ---        EXCHANGE ACT OF 1934

                      For fiscal year ended December 31, 1997

                                         OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)


                For the transition period from ________ to ________.

                         COMMISSION FILE NUMBER:  000-19809

                             DURA PHARMACEUTICALS, INC.
               (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                           95-3645543
       (State or other jurisdiction              (I.R.S. Employer
     or incorporation or organization)          Identification No.)

      7475 LUSK BLVD., SAN DIEGO, CALIFORNIA             92121
     (Address of principal executive offices)          (zip code)


         Registrant's telephone number, including area code (619) 457-2553

                SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF
                                   THE ACT: NONE

                  SECURITIES REGISTERED PURSUANT TO SECTION 12(g)
                                    OF THE ACT:

COMMON STOCK, $.001 PAR VALUE. WARRANTS TO PURCHASE ONE-FOURTH OF ONE SHARE OF COMMON STOCK, PAR VALUE $.001 PER SHARE. THE WARRANTS ARE REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT SEPARATELY AND AS PART OF UNITS, EACH UNIT CONSISTING OF ONE SHARE OF CALLABLE COMMON STOCK OF SPIROS DEVELOPMENT CORPORATION II, INC. AND ONE WARRANT. THE WARRANTS ARE NOT SEPARATELY TRADABLE APART FROM THE UNITS PRIOR TO DECEMBER 31, 1999 OR UPON THE EARLIER OCCURRENCE OF CERTAIN EVENTS.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No    .
                                               ---     ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 27, 1998 was $1,003,649,682. For the purposes of this calculation, shares owned by officers, directors (and their affiliates) and 10% or greater shareholders known to the registrant have been deemed to be affiliates, which should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant or that such person is controlled by or under common control with the Registrant.

     The number of shares of the Registrant's Common Stock outstanding as of February 27, 1998 was 46,142,915.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of Registrant's Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 21, 1998, to be filed with the Securities and Exchange Commission on or about April 16, 1998, referred to herein as the "Proxy Statement," are incorporated as provided in Part III, and portions of the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1997, attached hereto as Exhibit 13, referred to herein as the "Annual Report," are incorporated as provided in parts II and IV.

                                       INDEX

 Part I:
      Item 1.    Business                                                4
      Item 2.    Properties                                             22
      Item 3.    Legal Proceedings                                      23
      Item 4.    Submission of Matters to a Vote of Security Holders    23

 Part II:
      Item 5.    Market for Registrant's Common Equity and Related
                 Shareholder Matters                                    23
      Item 6.    Selected Financial Data                                23
      Item 7.    Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                    24
      Item 7A.   Quantitative and Qualitative Disclosures about
                 Market Risk                                            24
      Item 8.    Financial Statements and Supplementary Data            24
      Item 9.    Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure                    24

 Part III:
      Item 10.   Directors and Executive Officers of the Registrant     24
      Item 11.   Executive Compensation                                 24
      Item 12.   Security Ownership of Certain Beneficial Owners and
                 Management                                             24
      Item 13.   Certain Relationships and Related Transactions         25

 Part IV:
      Item 14.   Exhibits, Financial Statement Schedules and
                 Reports on Form 8-K                                    25

                 Signatures                                             30

                                        PART I

ITEM 1.   BUSINESS

The discussion of Dura Pharmaceuticals, Inc.'s ("Dura" or "the Company") business contained in this report may contain certain projections, estimates and other forward-looking statements that involve a number of risks and uncertainties. For a discussion of factors which may affect the outcome projected in such statements, see "Risks and Uncertainties" on pages 16 through 22 of this Annual Report on Form 10-K. While this outlook represents management's current judgment on the future direction of the business, such risks and uncertainties could cause actual results to differ materially from any future performance listed below. The Company undertakes no obligation to release publicly the results of any revisions to these forward-looking statements to reflect events and circumstances arising after the date hereof.

OVERVIEW

The Company is a specialty respiratory pharmaceutical and pulmonary drug delivery company. The Company is engaged in developing and marketing prescription pharmaceutical products for the treatment of asthma, hay fever, chronic obstructive pulmonary disease ("COPD"), the common cold and related respiratory ailments and is developing a pulmonary drug delivery system ("Spiros-Registered Trademark-"). Dura has strategically focused on the U.S. respiratory market because of its size and growth opportunities. The estimated size of the target market for antihistamines, asthma/rhinitis therapies, cough/cold preparations and anti-infectives in 1997 was approximately $10.2 billion. The size and fragmented nature of the market and the identifiable base of physician prescribers allow Dura to achieve significant market penetration with a specialized sales force. The Company currently markets 31 prescription products and also has a separate mail service pharmacy, Health Script pharmacy Services, Inc. ("HealthScript"), which dispenses respiratory pharmaceuticals.

Dura employs a dual marketing strategy utilizing its focused field sales force of over 300 people and a dedicated managed care sales and marketing and national account groups that cover managed care organizations and retail pharmacy chains. Dura's field sales force targets a physician base that includes approximately 90,000 U.S. allergists, ear, nose, and throat specialists ("ENTs"), pulmonologists and a selected subset of pediatricians and generalist physicians, who Dura believes collectively write a significant portion of respiratory pharmaceutical prescriptions. Dura believes that its field sales force calls on approximately one-half of the target physician base. Dura's managed care sales and marketing group concentrates on sales to large regional and national managed care organizations. Dura expects to continue expanding both the field sales force and the managed care sales and marketing group as warranted by market opportunities.

This marketing strategy has allowed Dura to leverage its distribution capabilities by acquiring the rights to market additional prescription pharmaceutical products through acquisition, in-license or co-promotion arrangements. Since 1992, Dura has acquired 19 products targeted at the U.S. respiratory market. In September 1996, Dura acquired from Eli Lilly and Company ("Lilly") exclusive U.S. marketing rights to the antibiotics Keftab-Registered Trademark- and Ceclor-Registered Trademark- CD. Dura began marketing Keftab in September 1996 and launched Ceclor CD in October 1996.
In May 1997, Dura acquired from Syntex (USA) Inc. and other members of the Roche Group (collectively, "Syntex") the exclusive U.S. rights to the intranasal steroid products Nasarel-Registered Trademark- and Nasalide-Registered Trademark-.

Another key component of Dura's strategy is to develop the Spiros-Registered Trademark- pulmonary drug delivery system. Spiros is being designed to aerosolize pharmaceuticals in dry powder formulations for delivery to the lungs while providing certain advantages over other currently used methods of pulmonary drug delivery. Dura has a three-level development program for Spiros which entails (i) developing, on behalf of Spiros Development Corporation II, Inc. ("Spiros Corp. II"), certain drug compounds for use in Spiros, including in the near-term albuterol, beclomethasone and ipratropium, three of the pharmaceutical agents most frequently prescribed to treat respiratory conditions, (ii) licensing Spiros primarily to pharmaceutical companies, generally for use with certain of their proprietary respiratory products, and (iii) developing Spiros, generally in collaboration with third parties, for the systemic delivery of compounds, including certain proteins and peptides, through the lungs for respiratory and non-respiratory indications as an alternative to current invasive delivery techniques. In March 1997, patient dosing was completed in long-term and short-term pivotal clinical trials for albuterol in the Spiros cassette system. In November 1997, Dura announced, on behalf of Spiros Development Corporation ("Spiros Corp."), that it had submitted a New Drug Application ("NDA") with the United States Food and Drug Administration ("FDA") for albuterol in the Spiros cassette system. In January 1998, the FDA informed Dura that the application was accepted for filing.

RELATIONSHIP WITH SPIROS CORP. AND SPIROS CORP. II

RELATIONSHIP WITH SPIROS CORP. On December 29, 1995, Spiros Corp. and Dura completed a $28 million private placement to fund the development of Spiros for use with certain compounds. The private placement consisted of 933,334 units at $30.00 per unit. Each unit consisted of one share of Spiros Corp. callable common stock and a Series S warrant to purchase 2.4 shares of the Company's common stock. In connection with the private placement, the Company made a $13 million contribution to Spiros Corp. In exchange for the Series S warrants and the $13 million contribution, the Company received the right to purchase all of the Spiros Corp. callable common stock and to acquire the exclusive rights for the use of Spiros with albuterol. Pursuant to a development and management agreement, Spiros Corp. engaged the Company to develop the Spiros Corp. products and provide general management services to Spiros Corp. On December 19, 1997, the Company exercised its right to purchase 100% of Spiros Corp.'s outstanding callable common stock.

RELATIONSHIP WITH SPIROS CORP. II. On December 22, 1997, Dura and Spiros Corp. II, a separate, newly-formed Delaware corporation, completed a $101 million public offering (the "Offering"). Under agreements with the Company, Spiros Corp. II will use the net proceeds of $94 million from the Offering and a $75 million contribution from Dura to develop Spiros and Spiros applications for albuterol, beclomethasone, ipratropium, albuterol-ipratropium combination, budesonide and additional designated compounds (the "Compounds"). The Offering consisted of 6,325,000 units sold at $16.00 per unit. Each unit consisted of one share of Spiros Corp. II callable common stock and a warrant (the "SDCII Warrants") to purchase one-fourth of one share of Dura's common stock. The SDCII Warrants will be exercisable from January 1, 2000 through December 31, 2002 at an exercise price of $54.84 per share of Dura common stock. In consideration of the SDCII Warrants and the contribution of $75 million to Spiros Corp. II, the Company has the right through December 31, 2002, to purchase all, but not less than all, of the then outstanding shares of Spiros Corp. II callable common stock at predetermined prices (the "Purchase Option") and an option, through specified dates, to acquire Spiros Corp. II's exclusive rights for the use of Spiros with albuterol (the "Albuterol Option") and for the use of Spiros with a second product other than albuterol (the "Product Option"). The purchase price for the Purchase Option may be paid, at the Company's option, in cash, shares of Dura's common stock, or a combination thereof. The purchase price for the Albuterol Option and the Product Option may only be paid in cash.

In connection with the Offering, the Company also entered into certain other agreements with Spiros Corp. II which are summarized as follows:

     TECHNOLOGY LICENSE AGREEMENT. Under this agreement, the Company granted to Spiros Corp. II, subject to existing agreements, an exclusive, worldwide, perpetual, royalty-bearing license to use Spiros in connection with the Compounds.

     ALBUTEROL AND PRODUCT OPTION AGREEMENT. Under this agreement, the Company has the Albuterol Option and the Product Option.

     DEVELOPMENT AGREEMENT. Under this agreement, Spiros Corp. II has engaged the Company to develop the Spiros products and provide general management services to Spiros Corp. II.

     MANUFACTURING AND MARKETING AGREEMENT. Under this agreement, Spiros Corp. II granted to the Company an exclusive worldwide license to manufacture and market the Spiros products in exchange for a royalty of 7% on net product sales, as defined.


RECENT DEVELOPMENT

On February 22, 1998, the Company announced that it planned to begin expanding its sales force immediately from approximately 270 representatives to over 450 representatives by the end of 1998 to increase the promotional activity of its current products and to prepare for the launch, subject to receiving regulatory approval, of Albuterol Spiros-TM-. The Company expects that the rapid expansion of its sales force will result in an increase in 1998 in its selling, general and administrative expenses, both in total and as a percentage of revenues, as compared to 1997.

U.S. RESPIRATORY MARKET

Dura divides the U.S. respiratory market into three primary segments: (i) respiratory infection, (ii) allergy, cough and cold and (iii) asthma and COPD.

RESPIRATORY INFECTION. Respiratory infections are generally caused by a variety of bacteria and can affect either the upper respiratory tract (nasal cavity, sinuses and throat) or the lower respiratory tract (lungs). The resulting diagnoses include sinusitis, tonsillitis and bronchitis. These infections are treated with antibiotics, which kill the bacteria causing the symptoms. There are a variety of classes of antibiotics that treat specific ranges, or spectrums, of bacteria. Classes used to treat respiratory infection include cephalosporins, broad spectrum macrolides and quinolones. The market for these classes is very large, totaling $4.8 billion in 1997 for the oral solid forms alone. The cephalosporin class accounts for approximately $1.4 billion of this total.

ALLERGY, COUGH AND COLD. While the causes of allergies (which can be seasonal or perennial) and cough and colds differ, nasal congestion and sneezing are common symptoms of these diseases. The U.S. combined market for therapeutic drugs to treat allergies, coughs and colds was over $2.2 billion in 1997. Antihistamines and antihistamine/decongestant combinations are the most widely used forms of therapy for allergies and represent the largest portion of the allergy, cough and cold market in the U.S. An additional form of therapy for allergies includes intranasal steroids, such as Nasarel and Nasalide, which are increasingly being prescribed for allergic rhinitis. Cough and cold preparations represent the next largest portion of the allergy, cough and cold market and include decongestant and decongestant/expectorant combinations, cough suppressants and antihistamine combinations and expectorants.

ASTHMA AND COPD. Asthma is a complex physiological disorder characterized by airway hyperactivity to a variety of stimuli such as dust, pollen, stress or physical exercise, resulting in airway obstruction that is partially or temporarily reversible. The U.S. asthma population has grown steadily in recent years. COPD is a complex condition comprising a combination of chronic bronchitis, emphysema and airway obstruction. The disease affects males more often than females and is exacerbated by smoking and other insults to the lung. Incidence is as high as 20% of the adult male population, though only a minority are clinically disabled. The U.S. combined market for therapeutic drugs to treat asthma and COPD was approximately $2.9 billion in 1997.

STRATEGY

Dura's objective is to be a leading supplier of respiratory pharmaceuticals and pulmonary drug delivery systems. Dura attempts to achieve this objective through the implementation of the following strategies:

     FOCUSING MARKETING EFFORTS ON RESPIRATORY PHYSICIAN SPECIALISTS. Dura employs a dual marketing strategy utilizing its focused field sales force and a dedicated managed care sales and marketing group. Dura's field sales force targets a physician base that includes approximately 90,000 U.S.

     allergists, ENTs, pulmonologists and a selected subset of pediatricians and generalist physicians, who Dura believes collectively write a significant portion of respiratory pharmaceutical prescriptions. Dura believes that its field sales force calls on approximately one-half of the target physician base. Dura's managed care sales and marketing group concentrates on sales to large regional and national managed care organizations. Dura expects to continue expanding both the field sales force and the managed care sales and marketing group as warranted by market opportunities.

     ACQUIRING, IN-LICENSING OR CO-PROMOTING RESPIRATORY PRESCRIPTION PHARMACEUTICALS. Dura seeks to acquire, in-license or co-promote respiratory prescription pharmaceuticals or companies developing and/or marketing such pharmaceuticals. Dura is particularly focused on respiratory drugs that are under-promoted by large pharmaceutical companies. Dura believes that the pharmaceutical industry is undergoing a restructuring that may create greater opportunities for Dura. For example, many large pharmaceutical companies are consolidating and merging and/or redirecting their sales forces, which may lead to the underpromotion of certain products deemed too small for large sales forces and create significant acquisition, in-licensing and co-promotion opportunities. Additionally, consolidation within the sector may make small product lines less desirable to large pharmaceutical companies. Dura is actively pursuing the acquisition of rights to products and/or companies, which may require the use of substantial capital resources.

     DEVELOPING SPIROS. Dura has a three-level development program for Spiros which entails (i) developing, on behalf of Spiros Corp. II, certain drug compounds for use in Spiros, including in the near-term albuterol, beclomethasone and ipratropium, three of the pharmaceutical agents most frequently prescribed to treat respiratory conditions, (ii) licensing Spiros primarily to pharmaceutical companies, generally for use with certain of their proprietary respiratory products, and (iii) developing Spiros, generally in collaboration with third parties, for the systemic delivery of compounds, including certain proteins and peptides, through the lungs for respiratory and non-respiratory indications as an alternative to current invasive delivery techniques.

DURA'S CURRENT PRODUCTS

Dura currently markets 31 prescription products, including 25 that are off-patent, in the following therapeutic categories: respiratory infection (five products); allergy, cough and cold (24 products); and asthma and COPD (two products). The following is a list of Dura's principal prescription pharmaceuticals:

                                                                RIGHTS
                                                            OBTAINED FROM OR
  PRODUCTS                                                    DEVELOPED BY
  --------                                                  ----------------
  Respiratory Infection
      Ceclor-Registered Trademark- CD Tablets (anhydrous          Lilly
           cefaclor)
      Keftab-Registered Trademark- (cephalexin                    Lilly
           hydrochloride)
  Allergy, Cough and Cold
      Nasarel-Registered Trademark- (flunisolide) Nasal          Syntex
           Solution
      Nasalide-Registered Trademark- (flunisolide) Nasal         Syntex
           Solution
      Entex-Registered Trademark- Products                  Procter & Gamble
      Dura-Vent-Registered Trademark- Products                    Dura
      Rondec-Registered Trademark- Products               Abbott Laboratories,
                                                                  Dura
  Asthma and COPD
      Tornalate-Registered Trademark- Products            Sanofi-Winthrop, Inc.

In September 1996, Dura acquired the exclusive U.S. rights to the cephalosporin antibiotics Keftab and Ceclor CD from Lilly. The U.S. antibiotic market was $4.8 billion in 1997, of which $1.4 billion was accounted for by cephalosporin antibiotics. Dura believes that this acquisition complements its existing strategy because approximately 60% of antibiotics are prescribed for respiratory infections. Keftab is an antibiotic indicated for respiratory tract, skin and soft tissue infections. Ceclor CD is a twice-a-day dosage form of cefaclor typically taken for seven days. Ceclor, Lilly's currently marketed cefaclor, is normally taken three times a day for 10 days. Dura believes these product acquisitions further its strategy of acquiring prescription pharmaceuticals to be marketed by its sales force to its targeted physicians.

In May 1997, Dura acquired from Syntex the exclusive U.S. rights to the intranasal steroid products Nasarel and Nasalide. The U.S. market for intranasal steroids for the treatment of perennial and allergic rhinitis was approximately $750 million in 1997, and has averaged 19% growth over the last three years. Dura believes that this acquisition complements its existing strategy because the products fit within Dura's respiratory focus while adding a new respiratory category, nasal steroids, to its product portfolio. In addition, Dura believes that it will be able to further leverage its field sales force by offering these new products acquired from Lilly and Syntex to high-prescribing physicians during sales calls.

Keftab and Ceclor CD and the two Tornalate-Registered Trademark- products are the subject of approved NDAs. Dura also markets Capastat-Registered Trademark-Sulfate and Seromycin-Registered Trademark- which are also the subject of approved NDAs and Crolom-TM-,_which is the subject of an approved Abbreviated New Drug Application ("ANDA"). The remaining products are branded pharmaceuticals which are not the subject of NDAs or ANDAs.

SPIROS

Spiros is a proprietary pulmonary drug delivery system that is designed to aerosolize pharmaceuticals in dry powder formulations for delivery to the lungs while providing certain advantages over traditional pulmonary delivery systems. The Company believes new inhalation systems will gradually replace metered dose inhalers ("MDIs") as the leading pulmonary delivery systems, due primarily to the phasing out of chloroflurocarbon ("CFCs") and coordination problems associated with many MDIs. Many companies are studying alternative propellants, such as hydrofluorocarbons ("HFAs"), for use in MDIs, and the first albuterol MDI using an HFA propellant has obtained FDA approval and is being marketed by Schering-Plough. However, the Company believes that any product utilizing alternative propellants will still suffer from many of the limitations of currently marketed MDIs, including the need for patients to coordinate breathing with actuation of the drug delivery system. There are two types of dry powder inhalers ("DPI") currently in commercial use worldwide, individual dose and multiple dose. Individual dose DPIs currently marketed in the U.S. include the Rotohaler-TM-(developed and marketed by Glaxo Wellcome ("Glaxo")) and the Spinhaler-Registered Trademark- (developed and marketed by Fisons Limited). The Turbuhaler-Registered Trademark- (developed and marketed by Astra Pharmaceuticals ("Astra")), a multiple dose DPI, is the leading DPI in worldwide sales. In June 1997, the FDA approved the first Turbuhaler product, the Pulmicort Turbuhaler, for marketing in the U.S., which Astra launched in early 1998. Recently the FDA also approved two multiple dose DPIs developed by Glaxo.

POTENTIAL ADVANTAGES OF SPIROS. The Company believes Spiros may have certain advantages over other currently used methods of pulmonary drug delivery including:

     INSPIRATORY FLOW RATE INDEPENDENCE. Spiros is designed to deliver a relatively consistent drug dose to the lungs over a wide range of inspiratory flow rates, which can vary depending on a patient's health, effort or physical abilities. Tests of Spiros on human subjects have shown a relatively consistent and significant level of drug deposition throughout the clinically relevant inspiratory range. Existing DPIs can vary significantly in their level of drug deposition depending on the patient's inspiratory flow rate and can deliver significantly less drug at the lower flow rates typically associated with asthma attacks.

     MINIMUM NEED FOR PATIENT COORDINATION. Spiros is breath-actuated and does not require the user to coordinate inhalation and actuation of the drug delivery system. MDIs generally require the user to coordinate their breathing with actuation of the MDI. Studies indicate that a significant percentage of patients, particularly young children and the elderly, do not use MDIs correctly. Spiros is designed to solve these coordination problems by delivering the drug to patient's lungs as they inhale.

     REDUCED SIDE EFFECTS. Spiros is designed to efficiently deliver drugs to the lungs, thereby reducing drug deposition to the mouth and throat which could reduce the possibility of unwanted side effects of certain pharmaceutical agents, such as coughing and local irritation. With MDIs, a significant portion of the dose is delivered to the mouth and throat and is swallowed.

     PATIENT CONVENIENCE. Spiros is designed to be convenient for patients, with features such as breath actuation (Spiros is triggered by inhalation), portability (light weight and small size), quick delivery time, simple operation, dose delivery feedback and multi-dose capability. Spiros also allows the patient to see the actual number of doses remaining in a cassette or blister pack and an LED light provides a warning of the need to replace Spiros prior to the end of its useful life.

     FREE OF CHLOROFLUOROCARBON PROPELLANTS. CFC propellants have ozone destructive characteristics and are subject to worldwide regulations aimed at eliminating their usage within the decade. Spiros does not use CFCs while most MDIs, currently the most popular form of aerosol drug delivery, use CFCs. Virtually all of the world's industrial nations, under the auspices of the United Nations Environmental Program, have pledged to cease use of CFCs by the year 2000. Continued use of CFCs in medical products has been permitted under annual exemptions. As a result of the planned phase out of CFCs, the Company believes that DPIs will become a leading method for pulmonary drug delivery.

CORE SPIROS TECHNOLOGY. The core technology contained in Spiros which gives rise to the flow rate independent delivery is an aerosol generator that uses electromechanical energy to disperse dry powder to form an aerosol for inhalation. The main components of the aerosol generator include the impeller, the motor, the breath actuated switch, and the dosing chamber. When the switch is activated, the electric circuit is completed and the impeller rotates. The action of the impeller on the dry powder formulation supplies the energy to disperse the drug and provides a zero-velocity cloud of aerosolized drug for inhalation. The cloud of aerosolized drug is suspended in the dosing chamber and is delivered to the lungs only as the patient inhales.

Two separate Spiros systems are currently under development, both utilizing the same core technology with distinct powder storage systems ("PSS"). Because of the physical and chemical requirements of the specific drugs deliverable by Spiros, as well as the varying needs of the patients and marketplace, the Company believes that its cassette and blisterdisk systems will provide flexibility for delivery of many different types of drugs.

DEVELOPMENT PROGRAM FOR SPIROS.   The Company has a three-level development
program for Spiros. The first level entails developing for use in Spiros, on behalf of Spiros Corp. II, certain drug applications which are currently used to treat respiratory conditions, including: beta-agonist (albuterol), two steroids (beclomethasone and budesonide), an anticholinergic (ipratropium) and a combination of a beta-agonist and an anticholinergic (albuterol-ipratropium). Dura currently conducts the development efforts and will conduct marketing efforts following regulatory approval, if any, for the products listed below on behalf of Spiros Corp. II under agreements entered into in connection with the Offering. There can be no assurance that the pharmaceutical products currently in development by Spiros Corp. II or that any products that may be developed in the future will be approved by the FDA. In addition, there can be no assurance that FDA review or other actions will not involve delays that could adversely affect the time to market and the sale of the products.

ALBUTEROL. Albuterol, a beta-agonist, provides rapid symptomatic relief of reversible bronchospasm. When administered by inhalation, it produces significant bronchodilation promptly and its effects are demonstrable for a number of hours. Albuterol is the most widely accepted asthma medication in the world. In 1997, U.S. sales of albuterol were approximately $700 million as measured by average wholesale prices.

In 1994, an Investigational New Drug ("IND") application was filed with the FDA to begin clinical testing of an albuterol dry powder formulation with the Spiros cassette system. In April 1996, dosing of subjects in a clinical trial focusing on dose selection using a formulation of powdered albuterol with Spiros was completed. In March 1997, patient dosing was completed in long-term and short-term pivotal clinical trials. In November 1997, Dura, on behalf of Spiros Corp., submitted an NDA with the FDA for albuterol in the Spiros cassette system. In January 1998, the FDA informed Dura that the application was accepted for filing. The NDA includes the results of clinical trials that were designed to demonstrate comparability of the Spiros delivery system to a leading branded albuterol MDI product. Three pivotal studies in addition to a number of dose finding and performance verification studies were conducted for the submission.

An open label study of albuterol in the Spiros cassette system is currently in progress. Interim results of this study were provided to the FDA in the NDA and results of the full study must be submitted to and reviewed by the FDA prior to product approval, if any. Dura, on behalf of Spiros Corp. II, is planning market launch of albuterol in the Spiros cassette system in late 1998 or early 1999, pending FDA approval. There can be no assurance of receipt of FDA approval in a timely manner, if at all.

BECLOMETHASONE. Beclomethasone is a steroid used to treat the inflammatory component of asthma and certain symptoms of COPD. Systemic side effects resulting from the inhalation of beclomethasone are less than those that occur with steroids taken in capsule, tablet or liquid form. Beclomethasone was first launched in MDI form as Vanceril by Schering-Plough and later as Beclovent by Glaxo. In 1997, U.S. sales of beclomethasone were approximately $180 million as measured by average wholesale prices. In the first quarter of 1997, Dura completed dose ranging studies of a one dosage strength of beclomethasone in the Spiros cassette system under an IND, and Dura commenced a Phase III pivotal 12-week clinical trial to demonstrate safety and efficacy in the fourth quarter of 1997. Enrollment of patients is currently scheduled to be completed by the second quarter of 1998. Dura plans to submit an NDA for beclomethasone in early 1999, on behalf of Spiros Corp. II.

IPRATROPIUM. Ipratropium is an anticholinergic bronchodilator. Ipratropium is most commonly prescribed for the long term management of COPD (including chronic bronchitis and emphysema) and for the treatment of asthmatic patients who are poorly controlled by, or who experience troublesome side effects from, beta-agonists such as albuterol. Ipratropium acts at a site that is different from the site where beta-agonists act and thus affords an alternative approach to the treatment of airway obstruction. In 1997, U.S. sales of ipratropium were approximately $230 million as measured by average wholesale prices. Dura has conducted initial preclinical formulation studies using ipratropium in order to demonstrate that delivery via Spiros is feasible. The Company currently anticipates that ipratropium will be the first compound formulated for delivery through the Spiros blisterdisk system. The Company, on behalf of Spiros Corp. II, has been in product development for a formulation of ipratropium to be delivered using Spiros and is preparing an IND under which initial dose ranging clinical trials will be conducted. Such trials are scheduled to begin in the second half of 1998.

ALBUTEROL-IPRATROPIUM COMBINATION. Albuterol and ipratropium are frequently prescribed in combination for patients with COPD or asthma. Boehringer Ingelheim has marketed an albuterol-ipratropium combination product, Combivent, outside of the U.S. for a number of years. Combivent was approved for marketing in the U.S. in early 1997 and has recently been launched in MDI form. Based on the substantial work performed with albuterol and the feasibility study conducted with ipratropium, Dura believes that developing an albuterol-ipratropium formulation for delivery using Spiros will be feasible and intends, on behalf of Spiros Corp. II, to commence the development of this formulation in 1998.

BUDESONIDE. Budesonide is a new generation steroid used to treat the inflammatory component of asthma. Budesonide has been marketed in several dosage forms outside of the U.S., but to date, has only been available in the U.S. in nasal spray form. However, in June 1997, the FDA approved for marketing in the U.S. a dry powder formulation of budesonide for delivery through Astra's Pulmicort Turbuhaler. In 1997, worldwide sales of budesonide were estimated to be greater than $600 million as measured by average wholesale prices. Dura, on behalf of Spiros Corp. II, has begun formulation of budesonide for delivery through Spiros.

The second level of Spiros development consists of licensing Spiros primarily to pharmaceutical companies for use with certain of their proprietary respiratory products. Dura is currently conducting feasibility studies for pharmaceutical companies to assess the suitability of certain compounds to be delivered using Spiros. There can be no assurance that any of the feasibility studies will prove successful, or even if successful, that the pharmaceutical companies will proceed to license Spiros for use with these compounds.

The third level of Spiros development is to develop Spiros, in collaboration with other companies, for the systematic delivery of compounds through the lungs for respiratory and nonrespiratory indications as an alternative to current invasive delivery techniques. The Company commenced development efforts on the use of Spiros with peptides and proteins in 1995. In 1996, Dura entered into a collaborative agreement with Trega Biosciences, Inc. ("Trega") to develop inhalation formulations of new compounds discovered and developed by Trega.
Dura is also performing feasibility studies for pharmaceutical companies that desire to develop Spiros for use with both respiratory drugs and drugs for systemic pulmonary delivery now being developed by those companies.

SALES AND MARKETING

FIELD SALES FORCE. Dura's specialized sales and marketing organization targets a physician base that includes approximately 90,000 U.S. allergists, ENTs, pulmonologists, and a selected subset of pediatricians and generalist physicians who treat a large number of allergy and asthma patients. Dura believes this relatively small group of physicians writes a significant portion of respiratory pharmaceutical prescriptions. This concentration allows for effective market penetration by a specialized sales and marketing organization.

As of December 31, 1997, Dura had 277 pharmaceutical sales representatives nationwide, supervised by 25 district managers, 4 area recruiter-trainers and two regional directors. Dura believes its focused sales force currently calls on approximately one-half of its target physician base. On February 22, 1998, the Company announced that it planned to begin expanding its sales force immediately from approximately 270 representatives to over 450 representatives by the end of 1998 to increase the promotional activity of its current products and to prepare for the launch, subject to regulatory approval, of Abuterol Spiros. The Company expects that the rapid expansion of its sales force will result in an increase in 1998 in its selling, general and administrative expenses, both in total and as a percentage of revenues, as compared to 1997.

Dura believes that the personal relationships of Dura's sales representatives with their physician customers are essential to Dura's business. Dura's sales representatives differentiate themselves from the competition by focusing primarily on respiratory infections, allergy, cough and cold, and asthma and COPD, and by promoting pharmaceuticals used by respiratory specialists in treating patients. With a relatively small target audience, promotional spending by Dura on advertising and direct mail is generally inexpensive and efficient. Dura regularly participates in local, regional and national medical meetings of the key specialty groups. Dura believes that it has established a national awareness of the Dura name within the U.S. respiratory market.

MANAGED CARE SALES AND MARKETING AND NATIONAL ACCOUNTS GROUPS. To implement Dura's marketing strategy, Dura established dedicated managed care sales and marketing and national accounts groups, which concentrate on sales to large regional and national managed care organizations and retail pharmacy chains. These organizations include health maintenance organizations ("HMOs"), preferred provider organizations ("PPOs"), large drug merchandising chains, nursing home providers and mail order pharmacies. A primary goal of the managed care sales and marketing group is to place Dura's products on approved formulary lists of HMOs and PPOs.

HEALTH SCRIPT

In March 1995, Dura acquired Health Script, located in Denver, Colorado. Health Script is a mail service pharmacy which dispenses respiratory pharmaceuticals. Mail order services are particularly well-suited for respiratory patients who are long-term, chronic users of certain pharmaceuticals and to whom the convenience and cost efficiency of mail order is appealing. Health Script was formed in 1990 to supply value-priced respiratory pharmaceutical products to patients through the mail. Health Script currently dispenses to its approximately 30,000 patients nationwide over 100 respiratory products manufactured by third parties. Health Script is focused on working with home healthcare providers and patients to coordinate respiratory medication services and patients' management programs. Health Script markets its services through specialty field sales representatives and telemarketing. The existing patient base is maintained by telephone contact with patients to monitor compliance with their doctors' prescriptions.

COMPETITION

Dura directly competes with at least 25 other companies in the U.S. which are currently engaged in developing, marketing and selling respiratory pharmaceuticals. Additionally, there are at least 10 companies currently involved in the development, marketing or sales of dry powder pulmonary drug delivery systems. There are two types of DPIs currently in commercial use worldwide, individual dose and multiple dose. Individual dose DPIs currently marketed in the U.S. include the Rotohaler (developed and marketed by Glaxo) and the Spinhaler (developed and marketed by Fisons Limited). The Turbuhaler (developed and marketed by Astra), a multiple dose DPI, is the leading DPI in worldwide sales. In June 1997, the FDA approved the first Turbuhaler product, the Pulmicort Turbuhaler, for marketing in the U.S., which Astra launched in early 1998. Recently the FDA also approved two multiple dose DPIs developed by Glaxo.

Many of these companies, including large pharmaceutical firms with financial and marketing resources and development capabilities substantially greater than those of Dura, are engaged in developing, marketing and selling products that compete with those offered by Dura. The selling prices of such products typically decline as competition increases. Furthermore, other products now in use or under development by others may be more effective than Dura's current or future products. The industry is characterized by rapid technological change, and competitors may develop their products more rapidly than Dura. Competitors may also be able to complete the regulatory process sooner and, therefore, may begin to market their products in advance of Dura's products. Dura believes that competition among both prescription pharmaceuticals and pulmonary drug delivery systems aimed at the respiratory infection, allergy, cough and cold and asthma and COPD markets will be based on, among other things, product efficacy, safety, reliability, availability and price.

CLINICAL, DEVELOPMENT AND REGULATORY

Dura's clinical, development and regulatory expenses relate primarily to product development and regulatory compliance activities. Clinical, development and regulatory expenses were $8,408,000, $18,540,000, and $24,391,000 for the years ended December 31, 1995, 1996 and 1997, respectively. The clinical, development and regulatory expenses associated with Spiros development, for which Dura recorded contract revenues from Dura Delivery Systems, Inc., Spiros Corp. and Spiros Corp. II, were $6,428,000, $15,932,000 and $20,605,000 for the years ended December 31, 1995, 1996, and
1997, respectively.  See "Risks and Uncertainties--Patents and Proprietary
Rights."

PATENTS AND PROPRIETARY RIGHTS

The Company presently holds five U.S. patents and four U.S. patent applications relating to the Spiros technology to be further developed by Spiros Corp. II. The issued patents include a patent with claims covering the use in Spiros of an impeller to create an aerosol cloud of a drug intended for inhalation, which expires in 2011. The Company has also filed certain continuations in part and foreign patent applications relating to Spiros. All of the above patents and patent applications, relating to the Spiros technology, together with their respective continuations in part and foreign patent applications, have been licensed to Spiros

Corp. II pursuant to the Technology License Agreement. Until the expiration or termination of the Purchase Option, the Company is required to file patent applications, at Spiros Corp. II's expense, with respect to inventions included in the program technology. The Company will be the owner and Spiros Corp. II will be the exclusive licensee for use with the Spiros products of any patents included in the program technology.

The Company considers the protection of discoveries in connection with its development activities important to its business. The Company intends to seek patent protection in the U.S. and selected foreign countries where deemed appropriate. There can be no assurance that issued patents or subsequent patents, if issued, will adequately protect the Company or that such patents will provide protection against infringement claims by competitors. The Company has also filed certain foreign patent applications relating to Spiros technology. There can be no assurance that additional patents, U.S. or foreign, will be obtained covering the Company's products or that, if issued or licensed, the patents covering such products will provide substantial protection or be of commercial benefit. Federal court decisions establishing legal standards for determining the validity and scope of patents in the field are in transition. There can be no assurance that the historical legal standards surrounding questions of validity and scope will continue to be applied or that current defenses as to issued patents in the field will offer protection in the future.

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

In connection with one of the patents described above, in 1993, the Company entered into an agreement with the principal inventor thereof which, among other things, provides compensation to the inventor over the life of the patent which is linked to annual sales of products related to such patent. Such compensation amounts to approximately $1 million of the first $50 million of annual sales of such products, and $1 million of the next $100 million of annual sales, with a maximum aggregate compensation of $6 million.

Tornalate Inhalation Solution and Tornalate MDI are covered by patents filed by Sanofi-Winthrop, Inc. which expire in the near-term. The Keftab, Ceclor CD, Nasarel and Nasalide products or processes to make such products are covered by patents which expire between 2003 and 2007. Dura's other pharmaceutical products are not protected by patents.

GOVERNMENT REGULATION

The manufacturing and marketing of Dura's products are subject to regulation by Federal and state government authorities, including the FDA, the Environmental Protection Agency and the Occupational Safety and Health Administration, in the U.S. and other countries. In the U.S., pharmaceuticals and drug delivery systems, including Spiros, are also subject to rigorous FDA regulation and may be subject to regulation by other
jurisdictions, including the State of California.   The Federal Food, Drug,
and Cosmetic Act and the Public Health Service Act govern the testing, manufacture, safety, efficacy, labeling, storage, record keeping, approval, advertising and promotion of Dura's products. Product development and approval within this regulatory framework takes a number of years and involves the expenditure of substantial resources.

To obtain FDA approval for each of the Spiros Products, each of the following steps and possibly others must be conducted: (i) preclinical testing (laboratory and possibly animal tests), (ii) the submission to the FDA of an IND application, which must become effective before human clinical trials may commence, (iii) adequate and well-controlled human clinical trials to establish safety and efficacy, (iv) the submission of an NDA to the FDA for marketing approval, and (v) FDA approval of the NDA prior to any commercial sale or shipment. The NDA must include, in addition to a compilation of preclinical and clinical data, complete information about product performance and manufacturing facilities and processes. Prior to completion of the NDA review process, the FDA may conduct an inspection of the facility, manufacturing procedures, operating systems and personnel qualifications. In addition to obtaining FDA approval for each product, each domestic drug and/or device manufacturing facility must be registered with and approved by the FDA. Domestic manufacturing facilities are subject to biennial inspections by the FDA and inspections by other jurisdictions and must comply with Good Manufacturing Practice ("cGMPs") for both drugs and devices. To supply products for use in the U.S., foreign manufacturing establishments must comply with cGMP and other requirements and are subject to periodic inspection by the FDA or by regulatory authorities in such countries under reciprocal agreements with the FDA.

Preclinical testing includes laboratory evaluation of product chemistry and animal studies, if appropriate, to assess the safety and efficacy of the product and its formulation. The results of the preclinical tests are submitted to the FDA as part of an IND application, and unless the FDA objects, the IND application will become effective 30 days following its receipt by the FDA, thus allowing the product to be tested in humans.

Clinical trials involve the administration of the pharmaceutical product to healthy volunteers or to patients identified as having the condition for which the pharmaceutical agent is being tested. The pharmaceutical product is administered under the supervision of a qualified principal investigator. Clinical trials are conducted in accordance with Good Clinical Practice and protocols previously submitted to the FDA (as part of the IND application) that detail the objectives of the study, the parameters used to monitor safety and the efficacy criteria evaluated. Each clinical study is conducted under the auspices of an independent Institutional Review Board ("IRB") at the institution at which the study is conducted. The IRB considers, among other things, the design of the study, ethical factors, the safety of the human subjects and the possible liability risk for the institution.

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

The results of the preclinical and clinical trials for pharmaceutical drug products such as those currently marketed by Dura or being developed by Dura are submitted to the FDA in the form of an NDA for marketing approval. FDA approval
can take several months to several years, or approval may be denied.   The
approval process can be affected by a number of factors, including the severity of the side effects, the availability of alternative treatments and the risks and benefits demonstrated in clinical trials. Additional animal studies or clinical trials may be requested during the FDA review process and may delay marketing approval. After FDA approval for the initial indication, further clinical trials are necessary to gain approval for the use of the product for any additional indications. The FDA may also require post-marketing testing and surveillance to monitor for adverse effects, which can involve significant additional expense.

Although the FDA has considerable discretion to decide what requirements must be met prior to approval, Dura believes, based upon the FDA's historical practice with respect to drug inhalers, that the FDA is likely to regulate each combination of Spiros with a compound as a discrete pharmaceutical or drug product requiring separate approval as a new drug. Dura believes that the approval process for each drug/delivery combination now under development may be shorter than the full NDA process described above because the safety and efficacy of the compounds being developed on behalf of Spiros Corp. II have already been established in currently marketed formulations and delivery mechanisms.

For both currently marketed and future products, failure to comply with applicable regulatory requirements after obtaining regulatory approval can, among other things, result in the suspension of regulatory approval, as well as possible civil and criminal sanctions. In addition, changes in regulations could have a material adverse effect on Dura.

Since completion of the pivotal trials, Dura has made a number of modifications to the Spiros system, some of which address problems encountered with the mechanical features of the Spiros delivery system during the pivotal trials. These changes are intended to improve the reliability, performance, manufacturability, and customer acceptance of the mechanical features of the Spiros delivery system. Dura expects that it will be required to complete testing and validation pursuant to cGMP requirements of the Spiros system as modified for commercial distribution, which could be costly and time-consuming. There can be no assurance that the FDA will not require Dura to undertake further laboratory testing, field testing and/or clinical studies in order to insure the safety and effectiveness of the Albuterol Spiros intended to be commercialized by Dura, on behalf of Spiros Corp. II, and to insure that it can be reliably manufactured. If a proposed change is deemed to be a major modification by the FDA, Dura, on behalf of Spiros Corp. II, could be required
to repeat one or more of the clinical studies.   Moreover, because of the time
necessary to validate the changes to the Spiros system, there can be no assurance that Dura will be prepared for any FDA preapproval inspection of Dura's manufacturing facilities in a timely manner. Spiros Corp. II has contracted with Dura to have Dura manufacture Albuterol Spiros. If Dura is required to undertake additional laboratory testing and/or clinical studies or to postpone the preapproval inspection, or if Dura fails to complete the open label study in a timely manner, Dura, on behalf of Spiros Corp. II, could receive a non-approvable letter and, in any event, there could be a substantial delay in completion of the approval process.

The Federal Food, Drug, and Cosmetic Act requires that any "new drug" must be approved pursuant to an NDA. The term "new drug" is defined as any drug which is not generally recognized among qualified experts as safe and effective for
its labeled intended uses.   Certain exemptions from this definition exist for
products marketed without change since prior to 1938 (the date of enactment of the Federal Food, Drug, and Cosmetic Act) or, with respect to the need to show effectiveness, for drug products marketed prior to October 10, 1962 (the date of enactment of the "Drug Amendments of 1962"). Dura presently markets 21 drug products for which the FDA has not yet made a determination as to their status as new drugs under the Federal Food, Drug, and Cosmetic Act. The FDA is continuing an evaluation of the effectiveness of all products containing ingredients marketed prior to 1962 that are not the subject of an approved NDA as part of its Drug Efficacy Study Implementation ("DESI") program and will determine which are new drugs requiring approval through an NDA for marketing. The existence of currently-marketed prescription pharmaceuticals that contain one or more active ingredients first introduced in the marketplace before 1962 and that are marketed based on their manufacturers' belief that such products are not subject to the new drug provisions of the Act is recognized in paragraph B of the Food and Drug Administration's Compliance Policy Guide, 440.100. This Policy Guide indicates that the FDA will implement procedures to determine whether the new drug provisions are or are not applicable to these products.
The Policy Guide requires that products covered by paragraph B not be similar or related to any drug included in the DESI program, or have a different formulation or conditions for use than products marketed before November 13, 1984. If a product is not covered by paragraph B, the FDA could make a determination as to whether or not the new drug provisions are applicable to it without first implementing the procedures called for by the Policy Guide. Dura believes that nine of its prescription pharmaceutical products may be covered by paragraph B of the Policy Guide and it is aware that one of its products may be considered to be similar or related to a DESI drug. Also, it is not aware of evidence to substantiate that three of its products have the same formulation or conditions for use as products marketed before November 13, 1984. These products could be subject at any time to an FDA determination that an NDA is required. If a final determination is made that a particular drug requires an approved NDA, such approval will be required for marketing to continue. If such a determination is made, the FDA might impose various requirements: for example, it might require that the current product be the subject of an approved NDA, that the product be reformulated and NDA approval obtained, that the product must be sold on an over-the-counter basis rather than as a prescription drug, or that the product must be removed from the market. There can be no assurance as to which of these courses the FDA will require or whether Dura will be able to obtain any approvals which the FDA may deem necessary. If any of these actions are taken by the FDA, such actions could have a material adverse effect on Dura's business.

In April 1996, the export provisions of the Federal Food, Drug, and Cosmetic Act were relaxed to permit the export of unapproved drugs to a foreign country, provided the product complies with the laws of that country and has valid marketing authorization in at least one of a list of designated "Tier 1" countries. Once a product is exported to a qualified foreign country, Dura will be subject to the applicable foreign regulatory requirements governing human clinical trials and marketing approval in that country. The requirements relating to the conduct of clinical trials, product licensing, pricing and reimbursement vary widely from country to country and there can be no assurance that Dura or any of its collaborators will be able to meet and fulfill the statutory requirements in a particular country.

Health Script is subject to regulation by state regulatory authorities, principally state boards of pharmacy. In addition, Health Script is subject to regulation by other state and Federal agencies with respect to reimbursement for prescription drug benefits provided to individuals covered primarily by publicly funded programs.

MANUFACTURING

Dura's principal manufacturing facility is located near its headquarters in San Diego, California. The facility initially is intended to be used to formulate, mill, blend and manufacture drugs to be used with Spiros, pending regulatory approval. Equipment purchases and validation are currently scheduled through 1998. Dura's manufacturing facility must be registered with and licensed by various regulatory authorities and must comply with cGMP requirements prescribed by the FDA and the State of California. Dura is currently expanding its facilities to provide additional manufacturing capabilities. Dura will need to significantly scale up its current manufacturing operations from clinical supply scale to commercial scale and comply with cGMPs and other regulations prescribed by various regulatory agencies in the U.S. and other countries to achieve the prescribed quality and required levels of production of such products and to obtain marketing approval. The initial scale-up of Dura's manufacturing operations and completion of the regulatory compliance review process are scheduled to be completed during the first half of 1998. Dura expects that the cost to complete these tasks will not exceed $3 million. Any failure or significant delay in the validation of or obtaining a satisfactory regulatory inspection of the new facility or failure to successfully scale up could have a material adverse effect on the ability of Dura to manufacture products in connection with Spiros.

Dura has limited experience manufacturing products for commercial purposes and currently does not have the capability to manufacture its pharmaceutical products and therefore is dependent on contract manufacturers for the production of such products for development and commercial purposes. Dura's current dependence upon others for the manufacture of its products may adversely affect the future profit margin, if any, on the sale of those products and Dura's ability to develop and deliver products on a timely and competitive basis.

HUMAN RESOURCES

Dura employed 644 employees (of which 618 are full-time) as of December 31, 1997, consisting of 349 people in sales and marketing (of which 319 constitute the field sales force and the managed care group), 62 in administration and finance, 90 in clinical, regulatory and research and development, 44 in operations and 99 at Health Script. None of Dura's employees are represented by a labor union and Dura believes it maintains positive relations with both field and corporate personnel.

RISKS AND UNCERTAINTIES

REDUCTION IN GROSS MARGINS. There is no proprietary protection for most of the products sold by Dura and substitutes for such products are sold by other pharmaceutical companies. Dura expects average selling prices for many of its products to decline over time due to competitive and reimbursement pressures.

While Dura will seek to mitigate the effect of this decline in average selling prices, there can be no assurance that Dura will be successful in these efforts.

THIRD-PARTY REIMBURSEMENT; PRICING PRESSURES. The Company's commercial success will depend in part on the availability of adequate reimbursement from third-party healthcare payors, such as government and private health insurers and managed care organizations. Third-party payors are increasingly challenging the pricing of medical products and services. There can be no assurance that reimbursement will be available to enable the Company to achieve market acceptance of its products or to maintain price levels sufficient to realize an appropriate return on the Company's investment in product acquisition, in-licensing and development. The market for the Company's products may be limited by actions of third-party payors. For example, many managed healthcare organizations are now controlling the pharmaceuticals that are on their formulary lists. The resulting competition among pharmaceutical companies to place their products on these formulary lists has created a trend of downward pricing pressure in the industry. In addition, many managed care organizations are pursuing various ways to reduce pharmaceutical costs and are considering formulary contracts primarily with those pharmaceutical companies that can offer a full line of products for a given therapy sector or disease state. There can be no assurance that the Company's products will be included on the formulary lists of managed care organizations or that downward pricing pressure in the industry generally will not negatively impact the Company's operations.

DEPENDENCE ON ACQUISITION OF RIGHTS TO PHARMACEUTICAL PRODUCTS. Dura's strategy for growth is dependent, in part, upon acquiring, in-licensing and co-promoting pharmaceuticals to targeted physicians. Other companies, including those with substantially greater resources, are competing with Dura for the rights to such products. There can be no assurance that Dura will be able to acquire, in-license or co-promote additional pharmaceuticals on acceptable terms, if at all. The failure to acquire, in-license, co-promote, develop or market commercially successful pharmaceuticals would have a material adverse effect on the Company's business, financial condition and results of operations. Furthermore, there can be no assurance that Dura, once it has obtained rights to a pharmaceutical product and committed to payment terms, will be able to generate sales sufficient to create a profit or otherwise avoid a loss on such product.

DEVELOPMENT RISKS ASSOCIATED WITH SPIROS-Registered Trademark-. Spiros will require significant additional development efforts. There can be no assurance that development of Spiros will be completed successfully, that Spiros will not encounter problems in clinical trials that will cause the delay or suspension of such trials, that current or future testing will show any Spiros product to be safe or efficacious or that any Spiros product will receive regulatory approval in a timely manner, if at all. In addition, regulatory approvals will have to be obtained for each drug to be delivered through the use of Spiros prior to commercialization. Moreover, even if Spiros does receive regulatory approval, there can be no assurance that Spiros will be commercially successful, have all of the patent and other protections necessary to prevent competitors from producing similar products and not infringe on patent or other proprietary rights of third parties. The failure of any Spiros product to receive timely regulatory approval and achieve commercial success would have a material adverse effect on the Company's business, financial condition or results of operations.

CUSTOMER CONCENTRATION; CONSOLIDATION OF DISTRIBUTION NETWORK. The distribution network for pharmaceutical products has in recent years been subject to increasing consolidation. As a result, a few large wholesale distributors control a significant share of the market and the number of independent drug stores and small chains has decreased. Further consolidation among, or any financial difficulties of, distributors or retailers could result in the combination or elimination of warehouses thereby stimulating product returns to Dura. Further consolidation or financial difficulties could also cause customers to reduce their inventory levels or otherwise reduce purchases of Dura's products which could result in a material adverse effect on Dura's business, financial condition or results of operations.

Dura's principal customers are wholesale drug distributors and major drug store chains. For 1997, two wholesale customers (McKesson Corporation and Cardinal Health, Inc.) each individually accounted for 11% of sales. For 1996, three wholesale customers individually accounted for 17% (McKesson Corporation), 14% (Bergen Brunswig Corporation) and 13% (Cardinal Health, Inc.) of sales. For 1995, two wholesale customers individually accounted for 16% (McKesson Corporation) and 11% (Cardinal Health, Inc.) of sales. The loss of any of these customers could have a material adverse effect upon Dura's business, financial condition or results of operations.

SEASONALITY AND FLUCTUATING QUARTERLY RESULTS. Historically, as a result of the winter cold and flu season, industry-wide demand for respiratory products has been stronger in the first and fourth quarters than in the second and third quarters of the year. In addition, variations in the timing and severity of the winter cold and flu season have influenced Dura's results of operations in the past. While the growth and productivity of Dura's sales force and the introduction by Dura of new products have historically mitigated the impact of seasonality on Dura's results of operations, recent product acquisitions by Dura, especially Keftab-Registered Trademark- and Ceclor-Registered Trademark-CD, which are used to treat respiratory infections, increase the impact of seasonality on Dura's results of operations. No assurances can be given that Dura's results of operations will not be materially adversely affected by the seasonality of product sales.

COMPETITION. Many companies, including large pharmaceutical firms with financial and marketing resources and development capabilities substantially greater than those of Dura, are engaged in developing, marketing and selling products that compete with those offered or planned to be offered by Dura. The selling prices of such products typically decline as competition increases. Further, other products now in use or under development by others may be more effective than Dura's current or future products. The industry is characterized by rapid technological change, and competitors may develop their products more rapidly than Dura. Competitors may also be able to complete the regulatory process sooner, and therefore, may begin to market their products in advance of Dura's products. Dura believes that competition among both prescription pharmaceuticals and pulmonary drug delivery systems aimed at the respiratory infection, allergy, cough and cold, and asthma and COPD markets will be based on, among other things, product efficacy, safety, reliability, availability and price.

There are at least 25 other companies in the U.S. that are currently engaged in developing, marketing and selling respiratory pharmaceuticals. Additionally, there are at least 10 companies currently involved in the development, marketing or sales of dry powder pulmonary drug delivery systems. There are two types of DPIs currently in commercial use worldwide, individual dose and multiple dose. Individual dose DPIs currently marketed in the U.S. include the Rotohaler-TM- (developed and marketed by Glaxo) and the Spinhaler-Registered Trademark- (developed and marketed by Fisons Limited). The Turbuhaler-Registered Trademark- (developed and marketed by Astra), a multiple dose DPI, is the leading DPI in worldwide sales. In June 1997, the FDA approved the first Turbuhaler product, the Pulmicort Turbuhaler, for marketing in the U.S., which Astra launched in early 1998. Recently the FDA also approved two multiple dose DPIs developed by Glaxo.

DEPENDENCE ON THIRD PARTIES. Dura's strategy for development and commercialization of certain of its products is dependent upon entering into various arrangements with corporate partners, licensors and others and upon the subsequent success of these partners, licensors and others in performing their obligations. There can be no assurance that Dura will be able to negotiate acceptable arrangements in the future or that such arrangements or its existing arrangements will be successful. In addition, partners, licensors and others may pursue alternative technologies or develop alternative compounds or drug delivery systems either on their own or in collaboration with others, including Dura's competitors. Dura has limited experience manufacturing products for commercial purposes and currently does not have the capability to manufacture its pharmaceutical products and therefore is dependent on contract manufacturers for the production of such products for development and commercial purposes.
The manufacture of Dura's products is subject to Good Manufacturing Practice ("cGMP") regulations prescribed by the FDA. Dura relies on a single manufacturer for each of its products. There can be no assurance that Dura will be able to continue to obtain adequate supplies of such products in a timely fashion at acceptable quality and prices. Also, there can be no assurance that Dura will be able to enter into agreements for the manufacture of future products with manufacturers whose facilities and procedures comply with cGMP and other regulatory requirements. In the event that Dura is unable to obtain or retain third-party manufacturing, it may not be able to commercialize its products as planned. Dura's current dependence upon others for the manufacture of its products may adversely affect future profit margins on the sale of those products and Dura's ability to develop and deliver products on a timely and competitive basis.

LIMITED MANUFACTURING EXPERIENCE. Dura's principal manufacturing facility is intended to be used to formulate, mill, blend and manufacture drugs to be used with Spiros, pending regulatory approval. Equipment purchases and validation are currently scheduled through 1998. Dura's manufacturing facility must be registered with and licensed by various regulatory authorities and must comply with current cGMP requirements prescribed by the FDA and the State of California. Dura will need to significantly scale up its current manufacturing operations and comply with cGMPs and other regulations prescribed by various regulatory agencies in the U.S. and other countries to achieve the prescribed quality and required levels of production of such products to obtain marketing approval. Any failure or significant delay in the validation of or obtaining a satisfactory regulatory inspection of the new facility or failure to successfully scale up could have a material adverse effect on the ability of Dura to manufacture products in connection with Spiros. Dura intends to utilize third parties to produce components of and assemble the Spiros aerosol generator. Such third parties have only produced limited quantities of components and assembled limited numbers of generators and will be required to significantly scale up their activities and to produce components on a timely and consistent basis and which meet applicable specifications. There can be no assurance that such third parties will be successful in attaining acceptable service levels or meeting cGMP requirements. Any failure or delay in the scale up of aerosol generator manufacturing would have a material adverse effect on the ability of Dura to commercialize Spiros products.

MANAGING GROWTH OF BUSINESS. Dura has experienced significant growth as total revenues increased 58% in 1995, 102% in 1996, and 74% in 1997, as compared to prior periods, primarily as a result of the acquisition or in-licensing of additional respiratory pharmaceutical products. Due to Dura's emphasis on acquiring and in-licensing respiratory pharmaceutical products, Dura anticipates that the integration of the recently acquired products, as well as any future acquisitions, will require significant management attention and expansion of its sales force. On February 22, 1998, the Company announced that it planned to begin expanding its sales force immediately from approximately 270 representatives to over 450 representatives by the end of 1998 to increase the promotional activity of its current products and to prepare for the launch, subject to receiving regulatory approval, of Albuterol Spiros. Dura's ability to achieve and maintain profitability is based on management's ability to manage its changing business effectively.

UNCERTAINTY OF PROFITABILITY; NEED FOR ADDITIONAL FUNDS. Dura has experienced significant operating losses in the past and at December 31, 1997, Dura's accumulated deficit was $163.7 million. The acquisition and in-licensing of products, the expansion and maintenance of Dura's sales force in response to acquisition, in-licensing, and enhanced promotion of products and planned introduction of Spiros products, the upgrade and expansion of its facilities, continued pricing pressure, or the exercise of the Stock Purchase Option or the Product Options (defined below) will require the commitment of substantial capital resources and may also result in significant impairment of profits, or losses. Depending upon, among other things, the acquisition and in-licensing opportunities available, Dura may need to raise additional funds for these purposes. Adequate funds for these purposes may not be available when needed or on terms acceptable to Dura. Insufficient funds may require Dura to delay, scale back or suspend some or all of its product acquisition, in-licensing and promotional programs, the upgrade and expansion of its facilities, or the potential exercise of the Stock Purchase Option, and/or the Product Options. Dura anticipates that its existing capital resources, together with cash expected to be generated from operations and available bank borrowings, should be sufficient to finance its current operations and working capital requirements through at least the next 12 months.

EFFECT OF EXERCISE OF THE STOCK PURCHASE OPTION AND THE PRODUCT OPTIONS; DILUTION. Dura's Purchase Option with respect to the outstanding shares of callable common stock of Spiros Corp. II expires on December 31, 2002. If Dura exercises the Purchase Option, it will be required to make a substantial cash payment or to issue shares of Dura common stock, or both. A payment in cash could reduce Dura's capital resources. A payment in shares of Dura common stock would result in a decrease in the percentage ownership of Dura's shareholders at that time. The exercise of the

Purchase Option will likely require Dura to record a significant charge to earnings and may adversely impact future operating results. If Dura does not exercise the Stock Purchase Option prior to its expiration, Dura's rights in and to Spiros Corp. II with respect to certain compounds will terminate.

As part of Dura's contractual relationship with Spiros Corp. II, Dura received the Product Options to purchase certain rights to the use of Spiros with albuterol and with an additional product other that albuterol. If Dura exercises either of the Product Options, it will be required to make a significant cash payment which could have an adverse effect on its capital resources. Dura may not have sufficient capital resources to exercise the Product Options, which may result in Dura's loss of valuable rights.

GOVERNMENT REGULATION; NO ASSURANCE OF FDA APPROVAL. Development, testing, manufacturing and marketing of pharmaceutical products including drug delivery systems are subject to extensive regulation by numerous governmental authorities in the U.S. and other countries. The process of obtaining FDA approval of pharmaceutical products and drug delivery systems is costly and time consuming. Any new pharmaceutical product must undergo rigorous preclinical and clinical testing and an extensive regulatory approval process mandated by the FDA. Such regulatory review includes the determination of manufacturing capability and product performance. Marketing of drug delivery systems also requires FDA approval, which can be costly and time consuming to obtain. A separate regulatory approval will need to be obtained for each Spiros drug delivery system. There can be no assurance that the pharmaceutical products currently in development by Dura or those products acquired or in-licensed will be approved by the FDA. In addition, there can be no assurance that all necessary approvals will be granted for future products or that FDA review or actions will not involve delays caused by the FDA's request for additional information or testing that could adversely affect the time to market and sale of the products. For both currently marketed products and future products of Dura, failure to comply with applicable regulatory requirements can, among other things, result in the suspension of regulatory approval, as well as possible civil and criminal sanctions.

The FDA is continuing an evaluation of the effectiveness of all drug products containing ingredients marketed prior to 1962 (the year of enactment of the "Drug Amendments of 1962" to the Federal Food, Drug and Cosmetic Act) as part of its DESI program and will determine which drugs are considered "new drugs" requiring approval through a NDA for marketing. A Policy Guide (CPG 440.100) issued by the FDA indicates that the FDA will implement procedures to determine whether the new drug provisions are applicable to existing products. This Policy Guide requires that products covered by paragraph B not be similar or related to any drug included in the DESI program or have a different formulation or conditions for use than products marketed before November 13, 1984. If a final determination is made that a particular drug required an approved NDA, such approval will be required for marketing to continue. If such a determination is made, the FDA might impose various requirements; for example, it might require that the current product be the subject of an approved NDA, that the product be reformulated and an NDA approval be obtained, that the product must be sold on an over-the-counter basis rather than as a prescription drug or that the products must be removed from the market. Dura believes that nine of its prescription pharmaceutical products may be covered by paragraph B of the Policy Guide and is aware that one of its products may be considered to be similar or related to a DESI drug. Also, Dura is not aware of evidence to substantiate that three of its products have the same formulation or conditions for use as products marketed before November 13, 1984. There can be no assurance as to which regulatory course the FDA will follow, if any, with respect to many of Dura's pharmaceutical products or whether Dura will be able to obtain any approvals that the FDA may deem necessary. If any negative actions are taken by the FDA, such actions could have a material adverse effect on business of Dura. Dura's Health Script subsidiary is subject to regulation by state regulatory authorities, principally state boards of pharmacy. In addition, Health Script is subject to regulation by other state and federal agencies with respect to reimbursement for prescription drug benefits provided to individuals covered primarily by publicly funded programs.

PATENTS AND PROPRIETARY RIGHTS. Dura's success will depend in part on its ability to obtain patents on current or future products or formulations, defend its patents, maintain trade secrets and operate without infringing upon the proprietary rights of others both in the U.S. and abroad. However, only six of the pharmaceuticals currently marketed by Dura are covered by patents. Dura also has licenses or license rights to certain other U.S. and foreign patent and patent applications. There can be no assurance that patents, U.S. or foreign, will be obtained, or that, if issued or licensed to Dura, they will be enforceable or will provide substantial protection from competition or be of commercial benefit to Dura or that Dura will possess the financial resources necessary to enforce or defend any of its patent rights. Federal court decisions establishing legal standards for determining the validity and scope of patents in the field are in transition. There can be no assurance that the historical legal standards surrounding questions of validity and scope will continue to be applied or that current defenses as to issued patents in the field will offer protection in the future. The commercial success of Dura will also depend upon avoiding the infringement of patents issued to competitors and upon maintaining the technology licenses upon which certain of Dura's current products are, or any future products under development might be, based. Litigation, which could result in substantial cost to Dura, may be necessary to enforce Dura's patent and license rights or to determine the scope and validity of proprietary rights of third parties. If any of Dura's products are found to infringe upon patents or other rights owned by third parties, Dura could be required to obtain a license to continue to manufacture or market such products. There can be no assurance that licenses to such patent rights would be made available to Dura on commercially reasonable terms, if at all. If Dura does not obtain such licenses, it could encounter delays in marketing affected products while it attempts to design around such patents or it could find that the development, manufacture or sale of products requiring such licenses is not possible. Dura currently has certain licenses from third parties and in the future may require additional licenses from other parties to develop, manufacture and market commercially viable products effectively. There can be no assurance that such licenses will be obtainable on commercially reasonable terms, if at all, or that the patents underlying such licenses will be valid and enforceable.

PRODUCT LIABILITY AND RECALL. Dura faces an inherent business risk of exposure to product liability claims in the event that the use of its technologies or products is alleged to have resulted in adverse effects. Such risks will exist even with respect to those products that receive regulatory approval for commercial sale. While Dura has taken, and will continue to take, what it believes are appropriate precautions, there can be no assurance that it will avoid significant product liability exposure. Dura currently has product liability insurance; however, there can be no assurance that the level or breadth of any insurance coverage will be sufficient to fully cover potential claims. There can be no assurance that adequate insurance coverage will be available in the future at acceptable costs, if at all, or that a product liability claim or recall would not materially and adversely affect the business or financial condition of Dura.

ATTRACTION AND RETENTION OF KEY PERSONNEL. The Company is highly dependent on the principal members of its management staff, the loss of whose services might impede the achievement of corporate objectives. Although the Company believes that it is adequately staffed in key positions and that it will be successful in retaining skilled and experienced management, operational and scientific personnel, there can be no assurance that the Company will be able to attract and retain such personnel on acceptable terms. The loss of the services of key scientific, technical and management personnel could have a material adverse effect on the Company, especially in light of the Company's recent significant growth.

TERMINATION OF MERGER AGREEMENT WITH SCANDIPHARM, INC. On December 1, 1997, the Company terminated a merger agreement with Scandipharm, Inc. ("Scandipharm") entered into on October 20, 1997. On January 16, 1998, Scandipharm filed suit against the Company for breach of contract. On January 19, 1998, the Company filed suit against Scandipharm seeking a declaratory judgment that Dura's termination of the merger did not breach the merger agreement, and for damages against Scandipharm. The Company believes that it had the right to terminate the merger agreement and that Scandipharm's claims for specific performance under the agreement or for unspecified damages are without merit, and that outcome of this matter will not have a material adverse effect on the Company's financial position or results of operations.

CHANGE IN CONTROL. Certain provisions of Dura's charter documents and terms relating to the acceleration of the exercisability of certain warrants and options relating to the purchase of such securities by Dura in the event of a change in control may have the effect of delaying, deferring or preventing a change in control of Dura, thereby possibly depriving shareholders of receiving a premium for their shares of the Dura common stock. In addition, upon a Change in Control (as defined), Dura will be required to offer to purchase for cash all of the outstanding 3 1/2% Convertible Subordinated Notes (the "Notes") at a purchase price of 100% of the principal amount thereof, plus accrued but unpaid interest through the Change in Control Purchase Date (as defined). The Change in Control purchase features of the Notes may in certain circumstances have an anti-takeover effect. If a Change in Control were to occur, there can be no assurance that Dura would have sufficient funds to pay the Change in Control Purchase Price (as defined) for all Notes tendered by the holders thereof and to repay other indebtedness that may become due as a result of any Change in Control.

VOLATILITY OF DURA STOCK PRICE. The market prices for securities of emerging companies, including Dura, have historically been highly volatile. Future announcements concerning Dura or its competitors may have a significant impact on the market price of the Dura common stock. Such announcements might include financial results, the results of testing, technological innovations, new commercial products, changes to government regulations, government decisions on commercialization of products, developments concerning proprietary rights, litigation or public concern as to safety of Dura's products.

ABSENCE OF DIVIDENDS. The Company has never paid any cash dividends on its common stock. In accordance with a bank loan agreement, Dura is prohibited from paying cash dividends without prior bank approval. Dura currently anticipates that it will retain all available funds for use in its business and does not expect to pay any cash dividends in the foreseeable future.

YEAR 2000 COMPLIANCE CONSIDERATIONS. The Company recognizes the need to ensure its operations will not be adversely impacted by the inability of the Company's systems to process data having dates on or after January 1, 2000 ("Year 2000"). Processing errors due to software failure arising from calculations using the Year 2000 date are a recognized risk. The Company is currently addressing the risk, with respect to the availability and integrity of its financial systems and the reliability of its operating systems, and is in the process of communicating with suppliers, customers, financial institutions and others with whom it conducts business to assess whether they are or will be Year 2000 compliant. While the Company believes its planning efforts are adequate to address the Year 2000 concerns, there can be no assurance that the systems of other companies on which the Company's systems and operations rely will be converted on a timely basis and will not have a material effect on the Company. In addition, the potential impact of the Year 2000 on others with whom the Company does business and any resulting effects on the Company cannot be reasonably estimated at this time. The cost of the Company's Year 2000 initiatives is not expected to be material to the Company's results of operations or financial position.

ITEM 2.   PROPERTIES

The Company owns and occupies a new 77,000 square foot headquarters facility in San Diego, California, on a parcel of land that it purchased in 1996. Dura commenced construction of a 125,000 square foot to be used initially for research and development purposes. In addition, Dura owns two buildings that are situated on another parcel of land near its headquarters. One building, consisting of approximately 31,000 square feet, is currently vacant, but is expected to be used for research and development and manufacturing purposes. The second building, consisting of approximately 49,000 square feet, contains Dura's manufacturing facility that will be used to formulate, mill, blend and fill drugs to be used with Spiros, laboratory and research facilities and warehouse space. Dura also occupies an additional 34,000 square feet of office and laboratory space pursuant to a short-term lease.

The Company also leases approximately 16,660 square feet of space in Denver, Colorado, which houses the operations of Health Script's mail service pharmacy. The lease term expires in January 2001 with one five-year renewal option.

The Company considers its facilities adequate for its current needs and believes that additional space can be obtained in the future, if necessary.

ITEM 3.   LEGAL PROCEEDINGS

On December 1, 1997, the Company terminated a merger agreement with Scandipharm entered into on October 20, 1997. On January 16, 1998, Scandipharm filed suit against the Company in the state court in Alabama for breach of contract, seeking specific performance of the merger agreement and money damages. On January 19, 1998, the Company filed suit against Scandipharm in the Chancery Court in Delaware seeking a declaratory judgment that the Company had the right to terminate the merger agreement and for damages against Scandipharm. The Company believes that it had the right to terminate the merger agreement and that Scandipharm's claims for specific performance and for unspecified damages are without merit, and that the outcome of this matter will not have a material adverse effect on its financial position or results of operations. One member of the Company's Board of Directors is also on the Board of Directors of Scandipharm.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                      PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND
          RELATED SHAREHOLDER MATTERS

The information required by Item 5 of Form 10-K is incorporated herein by reference from the information contained in the sections captioned "Market Information on Common Stock," "Shareholders," and "Dividends" in the Annual Report, extracts of which are attached hereto as Exhibit 13.

On December 19, 1997, the Company issued 896,606 shares of its common stock which were not registered pursuant to the Securities Act of 1933, as amended (the "Act"). The shares were issued to the shareholders of Spiros Corp., primarily venture capital investors, in connection with the Company's acquisition of all of the outstanding securities of Spiros Corp., a separate, private company. The purchase price of $45,707,000 consisted of the shares of Dura common stock, valued at $43,755,000, and a cash payment of $1,952,000. The shares of common stock were exempt from registration pursuant to section 4(2) of the Act.

On December 31, 1997, the Company issued a warrant to a separate, unaffiliated company which was an existing security holder of the Company, to purchase 200,000 shares of its common stock. Neither the warrant nor the underlying shares of the Company's common stock were registered pursuant to the Act. The warrant is exercisable through December 31, 2002 at an exercise of $45.12 per share of common stock. The warrant was issued as part of the consideration paid by the Company to terminate a ten-year royalty agreement which the Company entered into in 1994, in exchange for the security holder's prior rights to receive certain warrants. No commission or renumeration was paid for soliciting such exchange. The warrant was exempt from registration pursuant to section 3(a)(9) of the Act.

ITEM 6.   SELECTED FINANCIAL DATA

The information required by Item 6 of Form 10-K is incorporated herein by reference from the information contained in the section captioned "Selected Financial Data" in the Annual Report, extracts of which are attached hereto as
Exhibit 13.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

The information required by Item 7 of Form 10-K is incorporated herein by reference from the information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report, extracts of which are attached hereto as Exhibit 13.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by Item 8 of Form 10-K is incorporated herein by reference from the information contained in the section captioned "Financials" in the Annual Report, extracts of which are attached hereto as Exhibit 13.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                      PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) Identification of Directors. The information under the caption "Election of Directors," appearing in the Proxy Statement to be filed on or about April 16, 1998, is incorporated herein by reference.

(b) Identification of Executive Officers. The information under the caption "Executive Officers," appearing in the Proxy Statement to be filed on or about April 16, 1998, is incorporated herein by reference.

(c) Compliance with Section 16 (a) of the Exchange Act. The information under the caption "Section 16 (a) Beneficial Ownership Reporting Compliance," appearing in the Proxy Statement to be filed on or about April 16, 1998, is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information under the heading "Executive Compensation and Other Information" appearing in the Proxy Statement to be filed on or about April 16, 1998, is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

The information under the headings "Principal Stockholders" and "Common Stock Ownership of Management," appearing in the Proxy Statement to be filed on or about April 16, 1998, is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information under the headings "Election of Directors," "Executive Compensation and Other Information" and "Certain Relationships and Related Transactions," appearing in the Proxy Statement to be filed on or about April 16, 1998, is incorporated herein by reference.


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

(a)  3.   EXHIBITS

   Exhibit
     No.                     Description
   -------                   -----------

13)  2.1    Agreement and Plan of Merger dated July 1, 1997 of Dura
            Pharmaceuticals, Inc. (a Delaware corporation) and Dura
            Pharmaceuticals, Inc. (a California corporation).

15)  2.2    Agreement and Plan of Merger dated December 18, 1997 between the
            Company, Spiros Development Corporation and SDC Acquisition Corp.

13)  3.1    Certificate of Incorporation.

13)  3.2    Bylaws.

17)  4.1    Specimen Common Stock Certificate.

14)  4.2    Indenture, including form of Note, dated July 30, 1997, between the
            Company and Chase Trust Company of California, as trustee, with respect to the 3 1/2% Convertible Subordinated Notes due 2002.

14)  4.3    Form of 3 1/2% Convertible Subordinated Note (included in Exhibit
            4.2).

15)  4.4    Warrant Agreement dated December 22, 1997 between the Company and
            ChaseMellon Shareholder Services L.L.C., as warrant agent, including form of SDCII Warrant.

15)  4.5    Form of SDCII Warrant (included in Exhibit 4.4).

15)  4.8    Specimen Unit Certificate.

3)   4.9    Form of Series W Warrant.

1)   4.10   Form of Series S Warrant.

1)   10.1   License Agreement between the Company and Sterling Drug Inc.
            currently known as Sterling Winthrop, Inc., dated June 26, 1991
            (with certain confidential portions omitted).

1)   10.2   License Agreement dated June 1, 1990 between the Company and Mark
            B. Mecikalski, M.D., (with certain confidential portions omitted).

14) + 10.3  Form of Indemnification Agreement between the Company and each of its directors.

14) + 10.4  Form of Indemnification Agreement between the Company and each of its officers.

2)   10.5   Bitolterol Mesylate  0.2% Inhalation Solution and
            Tornalate-Registered Trademark- (Bitolterol Mesylate) Metered Dose
            Inhaler License Agreement dated June 24, 1992 between Sanofi
            Winthrop, Inc., as successor, and the Company (with certain confidential portions omitted).

14) + 10.6  1992 Stock Option Plan, as amended.

16) + 10.7  Form of Notice of Grant of Stock Option.

16) + 10.8  Form of Stock Option Agreement.

2)  + 10.9  Employment Agreement dated May 7, 1990 between the Company and Cam
            L. Garner.

4)   10.10  Assignment Agreement dated March 12, 1993 between the Company and
            Mark B. Mecikalski, M.D., (with certain confidential portions omitted).

5)   10.11  Registration Rights Agreement dated April 17, 1996 between the
            Company and Elan International Services Limited, as successor in interest.

11)  10.12  Letter Agreements between the Company and Elan International
            Services Limited, dated March 1, 1995 and September 3, 1996.

6)   10.13  Technology Access License and Royalty Agreement dated September 5,
            1994 between Elan Corporation, plc and the Company (with certain confidential portions omitted).

7)   10.14  Purchase Agreement dated June 14, 1995 between the Company and
            Abbott Laboratories, Ross Products Division, including list of Schedules and Exhibits thereto (with certain confidential portions omitted).

8)   10.15  Investors' Rights Agreement dated December 29, 1995 between the
            Company and the investors listed on Schedule A thereto.

9)   10.16  Agreement for Purchase and Sale of Assets dated June 17, 1996 between the Company and Procter & Gamble Pharmaceuticals, Inc. (with certain confidential portions omitted).

10)  10.17  Licensing Agreement dated August 21, 1996 between the Company and
            Eli Lilly and Company (with certain confidential portions omitted).

11)  10.18  Manufacturing Agreement dated August 21, 1996 between the Company and Eli Lilly and Company (with certain confidential portions omitted).

13)  10.19  Business Loan Agreement dated April 14, 1997 between the Company and Bank of America National Trust and Savings Association.

12)  10.20  Syntex Asset Purchase Agreement dated March 27, 1997 between the
            Company and Syntex (USA), Inc.

12)  10.21  SPIL Asset Purchase Agreement dated March 27, 1997 between the
            Company and Syntex Pharmaceuticals International Limited.

14)  10.22  Amendment No. 1 to Business Loan Agreement dated May 8, 1997 between the Company and Bank of America National Trust and Savings Association.

14)  10.23  Amendment No. 2 to Business Loan Agreement dated July 30, 1997 between the Company and Bank of America National Trust and Savings Association.

     10.24 Amendment No. 3 to Business Loan Agreement dated October 28, 1997 between the Company and Bank of America National Trust and Savings Association.

+    10.25  Deferred Compensation Plan.

15)  10.26  Technology License Agreement dated December 22, 1997 between the
            Company, Dura Delivery Systems, Inc., Spiros Development Corporation and Spiros Development Corporation II, Inc.

15)  10.27  Development Agreement dated December 22, 1997 between the Company and Spiros Development Corporation II, Inc.

15)  10.28  Albuterol and Product Option Agreement dated December 22, 1997 between the Company and Spiros Development Corporation II, Inc.

15)  10.29  Manufacturing and Marketing Agreement dated December 22, 1997 between the Company and Spiros Development Corporation II, Inc.

15)  10.30  Services Agreement dated December 22, 1997 between the Company and
            Spiros Development Corporation II, Inc.

    +10.31 Employment Agreement dated May 1, 1996 between the Company and David S. Kabakoff.

     11     Statements Re Computations of Net Income (Loss) Per Share.

     13 1997 Annual Report to Shareholders (including only those items incorporated by reference).

     23     Independent Auditors' Consent.

     24     Power of Attorney (See Signature page).

     27.1   Financial Data Schedule for the year ended December 31, 1997.

     27.2 Financial Data Schedule for the years ended December 31, 1995 and December 31, 1996.

     27.3 Financial Data Schedule for the quarters ended March 31, 1997, June 30, 1997, and September 30, 1997.

     27.4 Financial Data Schedule for the quarters ended March 31, 1996, June 30, 1996, and September 30, 1996.

1) Incorporated by reference to the Company's Registration Statement on Form S-1 (No. 33-44525), filed December 13, 1991, as amended.
2) Incorporated by reference to the Company's Form 10-K for the year ended December 31, 1992, as amended.
3) Incorporated by reference to the Company's Registration Statement on Form S-3 (No. 33-71798), filed December 13, 1993.
4) Incorporated by reference to the Company's Form 10-K for the year ended December 31, 1993, as amended.
5) Incorporated by reference to the Company's Form 10-Q for the quarter ended June 30, 1994.
6) Incorporated by reference to the Company's Form 10-Q for the quarter ended September 30, 1994, as amended.
7)   Incorporated by reference to the Company's Form 8-K, dated June 14,
     1995, as amended.
8) Incorporated by reference to the Company's Form 8-K, dated December 29, 1995, as amended.
9)   Incorporated by reference to the Company's Form 8-K, dated July 3, 1996.
10) Incorporated by reference to the Company's Form 8-K, dated September 5, 1996, as amended.
11) Incorporated by reference to the Company's Form 10-K for the year ended December 31, 1996.
12) Incorporated by reference to the Company's Form 8-K, dated May 7, 1997, as amended.
13) Incorporated by reference to the Company's Form 10-Q for the quarter ended June 30, 1997.
14) Incorporated by reference to the Company's Form 10-Q for the quarter ended September 30, 1997.
15)  Incorporated by reference to the Company's Form 8-K, dated December 19,
     1997.
16) Incorporated by reference to the Company's Registration Statement on Form S-8 (No. 333-34551), filed August 28, 1997.
17) Incorporated by reference to the Company's Registration Statement on Form 8-A, filed December 11, 1997.
+    Management contract or compensation plan or arrangement.

 (b) REPORTS ON FORM 8-K.

On October 10, 1997, the Company filed a current Report on Form 8-K dated October 10, 1997, as amended on October 21, 1997 and November 26, 1997.

On October 24, 1997, the Company filed a current Report on Form 8-K dated October 21, 1997.

On December 1, 1997, the Company filed a current Report on Form 8-K dated December 1, 1997.

On January 5, 1998, the Company filed a current Report on Form 8-K dated December 19, 1997.

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

Date:      March  27,  1998             DURA  PHARMACEUTICALS, INC.

                                        By: /s/ Cam L. Garner
                                            -----------------
                                            Cam L. Garner,
                                            Chairman, President and
                                            Chief Executive Officer

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

Signature                              Title                        Date
---------                              -----                        ----
 /s/ Cam L. Garner            Chairman, President and           March 27, 1998
--------------------------    Chief Executive Officer
(Cam L.Garner)                (Principal Executive Officer)


/s/ David S. Kabakoff         Executive Vice President          March 27, 1998
--------------------------    and Director
(David S. Kabakoff)

/s/ James W. Newman           Senior Vice President,            March 27, 1998
--------------------------    Finance and Administration,
(James W. Newman)             and Chief Financial Officer
                              (Principal Financial and
                              Accounting Officer)

/s/ Walter F. Spath           Senior Vice President,            March 27, 1998
--------------------------    Sales and Marketing and
(Walter F. Spath)             Director

/s/ James C. Blair            Director                          March 27, 1998
--------------------------
(James C. Blair)

/s/ Herbert J. Conrad         Director                          March 27, 1998
--------------------------
(Herbert J. Conrad)

/s/ Joseph C. Cook, Jr.       Director                          March 27, 1998
--------------------------
(Joseph C. Cook, Jr.)

/s/ David F. Hale             Director                          March 27, 1998
--------------------------
(David F. Hale)

/s/ Gordon V. Ramseier        Director                          March 27, 1998
--------------------------
(Gordon V. Ramseier)

/s/ Charles G. Smith         Director                           March 27, 1998
--------------------------
(Charles G. Smith)

                                   EXHIBIT INDEX
                                         TO
                                     FORM 10-K

                             DURA PHARMACEUTICALS, INC.

   Exhibit
     No.                    Description
   -------                  -----------
13)  2.1    Agreement and Plan of Merger dated July 1, 1997 of Dura
            Pharmaceuticals, Inc. (a Delaware corporation) and Dura
            Pharmaceuticals, Inc. (a California corporation).

15)  2.2    Agreement and Plan of Merger dated December 18, 1997 between the
            Company, Spiros Development Corporation and SDC Acquisition Corp.

13)  3.1    Certificate of Incorporation.

13)  3.2    Bylaws.

17)  4.1    Specimen Common Stock Certificate.

14)  4.2    Indenture, including form of Note, dated July 30, 1997, between the
            Company and Chase Trust Company of California, as trustee, with respect to the 3 1/2% Convertible Subordinated Notes due 2002.

14)  4.3    Form of 3 1/2% Convertible Subordinated Note (included in Exhibit
            4.2).

15)  4.4    Warrant Agreement dated December 22, 1997 between the Company and
            ChaseMellon Shareholder Services L.L.C., as warrant agent, including form of SDCII Warrant.

15)  4.5    Form of SDCII Warrant (included in Exhibit 4.4).

15)  4.8    Specimen Unit Certificate.

3)   4.9    Form of Series W Warrant.

1)   4.10   Form of Series S Warrant.

1)   10.1   License Agreement between the Company and Sterling Drug Inc.
            currently known as Sterling Winthrop, Inc., dated June 26, 1991
            (with certain confidential portions omitted).

1)   10.2   License Agreement dated June 1, 1990 between the Company and Mark
            B. Mecikalski, M.D., (with certain confidential portions omitted).

14) + 10.3  Form of Indemnification Agreement between the Company and each of its directors.

14) + 10.4  Form of Indemnification Agreement between the Company and each of its officers.

2)   10.5   Bitolterol Mesylate  0.2% Inhalation Solution and
            Tornalate-Registered Trademark- (Bitolterol Mesylate) Metered Dose
            Inhaler License Agreement dated June 24, 1992 between Sanofi
            Winthrop, Inc., as successor, and the Company (with certain confidential portions omitted).

14) + 10.6  1992 Stock Option Plan, as amended.

16) + 10.7  Form of Notice of Grant of Stock Option.

16) + 10.8  Form of Stock Option Agreement.

2)  + 10.9  Employment Agreement dated May 7, 1990 between the Company and Cam
            L. Garner.

4)   10.10  Assignment Agreement dated March 12, 1993 between the Company and
            Mark B. Mecikalski, M.D., (with certain confidential portions omitted).

5)   10.11  Registration Rights Agreement dated April 17, 1996 between the
            Company and Elan International Services Limited, as successor in interest.

11)  10.12  Letter Agreements between the Company and Elan International
            Services Limited, dated March 1, 1995 and September 3, 1996.

6)   10.13  Technology Access License and Royalty Agreement dated September 5,
            1994 between Elan Corporation, plc and the Company (with certain confidential portions omitted).

7)   10.14  Purchase Agreement dated June 14, 1995 between the Company and
            Abbott Laboratories, Ross Products Division, including list of Schedules and Exhibits thereto (with certain confidential portions omitted).

8)   10.15  Investors' Rights Agreement dated December 29, 1995 between the
            Company and the investors listed on Schedule A thereto.

9)   10.16  Agreement for Purchase and Sale of Assets dated June 17, 1996 between the Company and Procter & Gamble Pharmaceuticals, Inc. (with certain confidential portions omitted).

10)  10.17  Licensing Agreement dated August 21, 1996 between the Company and
            Eli Lilly and Company (with certain confidential portions omitted).

11)  10.18  Manufacturing Agreement dated August 21, 1996 between the Company and Eli Lilly and Company (with certain confidential portions omitted).

13)  10.19  Business Loan Agreement dated April 14, 1997 between the Company and Bank of America National Trust and Savings Association.

12)  10.20  Syntex Asset Purchase Agreement dated March 27, 1997 between the
            Company and Syntex (USA), Inc.

12)  10.21  SPIL Asset Purchase Agreement dated March 27, 1997 between the
            Company and Syntex Pharmaceuticals International Limited.

14)  10.22  Amendment No. 1 to Business Loan Agreement dated May 8, 1997 between the Company and Bank of America National Trust and Savings Association.

14)  10.23  Amendment No. 2 to Business Loan Agreement dated July 30, 1997 between the Company and Bank of America National Trust and Savings Association.

     10.24 Amendment No. 3 to Business Loan Agreement dated October 28, 1997 between the Company and Bank of America National Trust and Savings Association.

   + 10.25  Deferred Compensation Plan.

15)  10.26  Technology License Agreement dated December 22, 1997 between the
            Company, Dura Delivery Systems, Inc., Spiros Development Corporation and Spiros Development Corporation II, Inc.

15)  10.27  Development Agreement dated December 22, 1997 between the Company and Spiros Development Corporation II, Inc.

15)  10.28  Albuterol and Product Option Agreement dated December 22, 1997 between the Company and Spiros Development Corporation II, Inc.

15)  10.29  Manufacturing and Marketing Agreement dated December 22, 1997 between the Company and Spiros Development Corporation II, Inc.

15)  10.30  Services Agreement dated December 22, 1997 between the Company and
            Spiros Development Corporation II, Inc.

   + 10.31 Employment Agreement dated May 1, 1996 between the Company and David S. Kabakoff.

     11     Statements Re Computations of Net Income (Loss) Per Share.

     13 1997 Annual Report to Shareholders (including only those items incorporated by reference).

     23     Independent Auditors' Consent.

     24     Power of Attorney (See Signature page).

     27.1   Financial Data Schedule for the year ended December 31, 1997.

     27.2 Financial Data Schedule for the years ended December 31, 1995 and December 31, 1996.

     27.3 Financial Data Schedule for the quarters ended March 31, 1997, June 30, 1997, and September 30, 1997.

     27.4 Financial Data Schedule for the quarters ended March 31, 1996, June 30, 1996, and September 30, 1996.

1) Incorporated by reference to the Company's Registration Statement on Form S-1 (No. 33-44525), filed December 13, 1991, as amended.
2) Incorporated by reference to the Company's Form 10-K for the year ended December 31, 1992, as amended.

3) Incorporated by reference to the Company's Registration Statement on Form S-3 (No. 33-71798), filed December 13, 1993.
4) Incorporated by reference to the Company's Form 10-K for the year ended December 31, 1993, as amended.
5) Incorporated by reference to the Company's Form 10-Q for the quarter ended June 30, 1994.
6) Incorporated by reference to the Company's Form 10-Q for the quarter ended September 30, 1994, as amended.
7)   Incorporated by reference to the Company's Form 8-K, dated June 14,
     1995, as amended.
8) Incorporated by reference to the Company's Form 8-K, dated December 29, 1995, as amended.
9)   Incorporated by reference to the Company's Form 8-K, dated July 3, 1996.
10) Incorporated by reference to the Company's Form 8-K, dated September 5, 1996, as amended.
11) Incorporated by reference to the Company's Form 10-K for the year ended December 31, 1996.
12) Incorporated by reference to the Company's Form 8-K, dated May 7, 1997, as amended.
13) Incorporated by reference to the Company's Form 10-Q for the quarter ended June 30, 1997.
14) Incorporated by reference to the Company's Form 10-Q for the quarter ended September 30, 1997.
15)  Incorporated by reference to the Company's Form 8-K, dated December 19,
     1997.
16) Incorporated by reference to the Company's Registration Statement on Form S-8 (No. 333-34551), filed August 28, 1997.
17) Incorporated by reference to the Company's Registration Statement on Form 8-A, filed December 11, 1997.
+    Management contract or compensation plan or arrangement.