Form 10-Q
period 1998-03-31
DURA PHARMACEUTICALS INC
filed 1998-05-11
CIK 882098

===============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                  FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1998.

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

    [X] Yes   [ ]  No

The number of shares of the Registrant's Common Stock outstanding as of April 30, 1998 was 46,239,648.

===============================================================================

                             DURA PHARMACEUTICALS, INC.
                                       INDEX

                                                                       Page No.
PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets -
            December 31, 1997 and March 31, 1998 . . . . . . . . . . . . .3
          Consolidated Statements of Operations -
            Three months ended March 31, 1997 and 1998 . . . . . . . . . .4
          Consolidated Statements of Cash Flows -
            Three months ended March 31, 1997 and 1998 . . . . . . . . . .5
          Notes to Consolidated Financial Statements . . . . . . . . . . .6

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations  . . . . . . . . . . . . .7
          Risks and Uncertainties  . . . . . . . . . . . . . . . . . . . 10

Item 3.   Quantitative and Qualitative Disclosures about Market Risk . . 18

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . 18

SIGNATURES   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 19

                          PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                            DURA PHARMACEUTICALS, INC.
                           CONSOLIDATED BALANCE SHEETS
                        In thousands, except share amounts
-------------------------------------------------------------------------------

                                                           DECEMBER 31,    MARCH 31,
ASSETS                                                        1997           1998
                                                           -----------    -----------
                                                                          (unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                 $  72,003      $  91,634
  Short-term investments                                      313,218        304,162
  Accounts and other receivables                               40,987         30,620
  Inventory                                                    15,201         13,835
                                                           ----------     ----------
           Total current assets                               441,409        440,251

License agreements and product rights                         250,781        247,769
Property                                                       48,525         53,257
Other assets                                                   34,165         33,987
                                                           ----------     ----------
TOTAL                                                      $  774,880     $  775,264
                                                           ----------     ----------
                                                           ----------     ----------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued liabilities                  $  45,741      $  36,824
  Current portion of long-term obligations                      2,798          2,846
                                                           ----------     ----------
           Total current liabilities                           48,539         39,670

Convertible subordinated notes                                287,500        287,500
Other long-term obligations                                     9,564          9,975
                                                           ----------     ----------
           Total liabilities                                  345,603        337,145

SHAREHOLDERS' EQUITY:
  Preferred stock, par value $.001; shares authorized -
    5,000,000; no shares issued or outstanding
  Common stock, par value $.001; shares authorized -
    100,000,000; issued and outstanding - 45,608,414
    and 46,195,817, respectively                                   46             46
  Additional paid-in capital                                  604,991        605,998
  Accumulated other comprehensive income                          176            260
  Warrant subscriptions receivable                            (12,252)       (11,665)
  Accumulated deficit                                        (163,684)      (156,520)
                                                           ----------     ----------
           Total shareholders' equity                         429,277        438,119
                                                           ----------     ----------
TOTAL                                                      $  774,880     $  775,264
                                                           ----------     ----------
                                                           ----------     ----------

See accompanying notes to consolidated financial statements.

                              DURA PHARMACEUTICALS, INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                        In thousands, except per share amounts
                                     (Unaudited)
--------------------------------------------------------------------------------

                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                         ----------------------
                                                           1997          1998
                                                         ----------------------
REVENUES:
  Sales                                                  $33,935        $35,885
  Contract                                                 6,958         12,881
                                                         -------        -------
           Total revenues                                 40,893         48,766
                                                         -------        -------

OPERATING COSTS AND EXPENSES:
  Cost of sales                                            7,970          8,093
  Clinical, development and regulatory                     5,761          9,151
  Selling, general and administrative                     15,992         22,953
                                                         -------        -------

           Total operating costs and expenses             29,723         40,197
                                                         -------        -------

OPERATING INCOME                                          11,170          8,569
                                                         -------        -------

OTHER:
  Interest income                                         3,387           5,417
  Interest expense                                         (173)         (3,142)
  Other - net                                                20              13
                                                         -------        -------
                                                         -------        -------

           Total other                                     3,234          2,288
                                                         -------        -------

INCOME BEFORE INCOME TAXES                                14,404         10,857
PROVISION FOR INCOME TAXES                                 5,617          3,693
                                                         -------        -------

NET INCOME                                               $ 8,787        $ 7,164
                                                         -------        -------
                                                         -------        -------

NET INCOME PER SHARE:
  Basic                                                  $  0.20        $  0.16
                                                         -------        -------
                                                         -------        -------
  Diluted                                                $  0.19        $  0.15
                                                         -------        -------
                                                         -------        -------

WEIGHTED AVERAGE NUMBER OF COMMON SHARES:
  Basic                                                   43,351         45,975
                                                         -------        -------
                                                         -------        -------
  Diluted                                                 47,240         48,523
                                                         -------        -------
                                                         -------        -------


           See accompanying notes to consolidated financial statements.

                              DURA PHARMACEUTICALS, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     In thousands
                                     (Unaudited)
-------------------------------------------------------------------------------

                                                            THREE MONTHS ENDED
                                                                MARCH 31,
                                                         ----------------------
                                                            1997         1998
                                                         ----------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES               $  19,809     $  14,514
                                                        ---------     ---------
INVESTING ACTIVITIES:
  Purchases of short-term investments                    (126,131)     (102,211)
  Sales and maturities of short-term investments           41,121       111,351
  Capital expenditures                                     (3,835)       (5,768)
  Other                                                      (416)         (449)
                                                        ---------     ---------

      Net cash provided by (used for)
       investing activities                               (89,261)        2,923
                                                        ---------     ---------

FINANCING ACTIVITIES:
  Issuance of common stock and warrants - net               1,410         2,194
                                                        ---------     ---------

      Net cash provided by financing activities             1,410         2,194
                                                        ---------     ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS      (68,042)       19,631
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD          131,101        72,003
                                                        ---------     ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD              $  63,059     $  91,634
                                                        ---------     ---------
                                                        ---------     ---------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest (net of amounts capitalized)               $       0     $   5,272
    Income taxes                                        $     338     $     370
                                                        ---------     ---------

See accompanying notes to consolidated financial statements.

                             DURA PHARMACEUTICALS, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)

1.   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by Dura Pharmaceuticals, Inc. ("Dura" or the "Company") in accordance with the instructions to Form 10-Q. The consolidated financial statements reflect all adjustments, consisting of only normal recurring accruals, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods presented. These consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto included in the Company's 1997 Annual Report to Shareholders, which statements and notes are incorporated by reference in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The results of operations for the interim periods are not necessarily indicative of results to be expected for any other interim period or for the year as a whole.

The consolidated financial statements include the accounts of Dura and its wholly-owned subsidiaries. All intercompany transactions and balances are eliminated in consolidation. Certain reclassifications have been made to amounts included in the prior year's financial statements to conform with the financial statement presentation for the quarter ended March 31, 1998.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements and related notes. Changes in those estimates may affect amounts reported in future periods.

2.   NEW ACCOUNTING STANDARD

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 requires reporting and displaying comprehensive income and its components which, for Dura, includes net income and unrealized gains and losses on investments. In accordance with SFAS 130, the accumulated balance of other comprehensive income is disclosed as a separate component of shareholders' equity. Prior year financial statements have been reclassified to conform to the requirements of SFAS 130.

For the three months ended March 31, 1997 and 1998, comprehensive income consisted of (in thousands):

                                                      1997      1998
                                                    ------     ------
       Net income                                   $8,787     $7,164
       Other comprehensive income:
         Unrealized gain(loss) on investments         (465)        84
                                                    ------     ------
       Comprehensive income                         $8,322     $7,248
                                                    ------     ------
                                                    ------     ------

3.   COMMITMENTS AND CONTINGENCIES

On December 1, 1997, the Company terminated a merger agreement with Scandipharm, Inc. ("Scandipharm") entered into on October 20, 1997. On January 16, 1998, Scandipharm filed suit against the Company for breach of contract. On January 19, 1998, the Company filed suit against Scandipharm seeking a declaratory judgment that Dura's termination of the merger did not breach the merger agreement and for damages against Scandipharm. The Company believes that it had the right to terminate the merger agreement, and that Scandipharm's claims for specific performance under the agreement or for unspecified damages are without merit, and that outcome of this matter will not have a material adverse effect on the Company's financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This information should be read in conjunction with the consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report and the audited financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1997 contained in the Company's 1997 Annual Report to Shareholders, which is incorporated by reference in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. See "Risks and Uncertainties" for a discussion of factors known to the Company that could cause reported financial information not to be necessarily indicative of future results, including discussion of the effects of seasonality on the Company. The Company undertakes no obligation to release publicly the results of any revisions to these forward-looking statements to reflect events and circumstances arising after the date hereof.

RECENT DEVELOPMENTS

On February 22, 1998, the Company announced that it planned to begin expanding its sales force immediately from approximately 270 representatives to over 450 representatives by the end of 1998 to increase the promotional activity of its current products and to prepare for the launch, subject to receiving regulatory approval, of Albuterol Spiros-TM-. The Company expects that the rapid expansion of its sales force will result in an increase in fiscal 1998 in its selling, general and administrative expenses, both in total and as a percentage of revenues, as compared to fiscal 1997.

RESULTS OF OPERATIONS

Total revenues for the three months ended March 31, 1998 were $48.8 million, an increase of $7.9 million, or 19%, over the same period in 1997. Net income for the three months ended March 31, 1998 was $7.2 million, or $0.15 per diluted share, a decrease of $1.6 million over the same period in 1997. The principal factors causing these changes are discussed below.

Pharmaceutical sales for the three months ended March 31, 1998 were $35.9 million, an increase of $2 million, or 6%, over the same period in 1997. This increase is due primarily to sales of Nasarel-Registered Trademark- and Nasalide-Registered Trademark-, acquired in May 1997, partially offset by a decrease in sales of certain of the Company's existing products.

Gross profit (pharmaceutical sales less cost of sales) for the three months ended March 31, 1998 was $27.8 million, an increase of $1.8 million, or 7%, as compared to the same period in 1997. This increase is due to the increase in pharmaceutical sales discussed above. Gross profit as a percentage of sales was 77% for the three months ended March 31, 1998 and 1997.

Contract revenues in the three months ended March 31, 1998 were $12.9 million, an increase of $5.9 million, or 85%, over the same period in 1997. The Company, under agreements with several companies, conducts feasibility testing and development work on various compounds for use with Spiros-Registered Trademark-, a proprietary dry powder pulmonary drug delivery system. Contract revenues from Spiros-related development and feasibility agreements for the three months ended March 31, 1998 totaled $12.6 million, including $10.4 million from Spiros Development Corporation II, Inc. ("Spiros Corp. II"), as compared to $6.8 million, including $5.5 million from Spiros Development Corporation, for the same period in 1997.

Clinical, development and regulatory expenses for the three months ended March 31, 1998 were $9.2 million, an increase of $3.4 million, or 59%, over the same period in 1997. The increase reflects additional expenses incurred by the Company under feasibility and development agreements covering the use of various compounds with Spiros.

Selling, general and administrative expenses for the three months ended March 31, 1998 were $23 million, an increase of $7 million, or 44%, over the same period in 1997, and increased as a percentage of total revenues to 47% in the three months ended March 31, 1998 from 39% in the first quarter of 1997. The dollar and percentage increases are primarily due to increased costs incurred to support the Company's sales and contract revenue growth, including costs associated with expanding the Company's sales force (increase of $4.9 million), amortization of newly acquired product rights (increase of $754,000), and increased operating costs related to general corporate activities (increase of $1.2 million). On February 22, 1998, the Company announced that it planned to begin expanding its sales force immediately from approximately 270 representatives to over 450 representatives by the end of 1998 to increase the promotional activity of its current products and to prepare for the launch, subject to receiving regulatory approval, of Albuterol Spiros-TM-. The Company expects that the rapid expansion of its sales force will result in an increase in fiscal 1998 in its selling, general and administrative expenses, both in total and as a percentage of revenues, as compared to fiscal 1997.

Interest income for the three months ended March 31, 1998 was $5.4 million, an increase of $2 million, or 60%, as compared to the same period in 1997. The increase is due to higher balances of cash and short-term investments resulting primarily from the Convertible Subordinated Notes issued in the third quarter of 1997 (see "Liquidity and Capital Resources" below), as well as cash generated from operations.

Interest expense for the three months ended March 31, 1998 was $3.1 million compared to $173,000 for the same period in 1997. The increase is primarily due to interest expense on the Convertible Subordinated Notes (see "Liquidity and Capital Resources" below).

The Company's effective tax rate for the three months ended March 31, 1998 was 34%, compared to 39% for the same period in 1997. This reduction is due primarily to an increase in 1998 in income earned at foreign subsidiaries which is taxed at lower rates. The Company records interim provisions for income taxes based on the estimated effective combined tax rate to be applicable for the fiscal year. This estimate is reevaluated by management each quarter based on forecasts of income before income taxes for the year as well as anticipated adjustments from statutory federal and state tax rates.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and short-term investments increased by $10.6 million to $395.8 million at March 31, 1998 from $385.2 million at December 31, 1997. The increase is due primarily to cash generated from operations, partially offset by capital expenditures. Working capital increased by $7.7 million to $400.6 million at March 31, 1998 from $392.9 million at December 31, 1997.

In the third quarter of 1997, the Company issued $287.5 million principal amount of 3 1/2% Convertible Subordinated Notes (the "Notes") due July 15, 2002 with interest payable semiannually. Proceeds from the offering of the Notes are expected to be used for general corporate purposes, including (i) to acquire, in-license, co-promote, develop and commercialize pharmaceuticals targeted at Dura's physician base or in areas related or otherwise complementary to Dura's existing business; (ii) to fund product development programs, including Spiros products; and (iii) for working capital and facilities expansion. To date, no proceeds from the Notes have been used. The Notes are convertible, at the option of the holder, into shares of Dura's common stock at any time prior to maturity or redemption at a conversion price of $50.635 per share. At March 31, 1998, in addition to the Notes, the Company had outstanding an aggregate of $12.8 million in current and other long-term obligations, of which $2.8 million is to be paid during the next 12 months. Also as of March 31, 1998, additional future contingent obligations totaling $93 million relating to product acquisitions are due through 2004, including $10 million due in 1998.

The Company has entered into a loan agreement which provides for the borrowing of up to $50 million on an unsecured basis through May 1, 1999. As of March 31, 1998, no borrowings were outstanding under this agreement.

The Company anticipates that its existing capital resources, together with cash expected to be generated from operations and available bank borrowings, will be sufficient to finance its operations and working capital through at least the next 12 months. Significant additional resources, however, may be required in connection with product or company acquisitions or in-licensing opportunities. There can be no assurance that such additional resources will be available to the Company when needed or on terms acceptable to the Company. At present, the Company is actively pursuing the acquisition of rights to products and/or companies which may require the use of substantial capital resources; however there are no present agreements or commitments with respect to such acquisitions.

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

RISKS AND UNCERTAINTIES

FORWARD-LOOKING STATEMENTS. The Company cautions readers that the statements in this Quarterly Report that are not descriptions of historical facts may be forward-looking statements that are subject to risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors, including those identified below.

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

DEPENDENCE ON ACQUISITION OF RIGHTS TO PHARMACEUTICALS. Dura's strategy for growth is dependent, in part, upon acquiring, in-licensing and co-promoting pharmaceuticals to targeted physicians. Other companies, including those with substantially greater resources, are competing with Dura for the rights to such products. There can be no assurance that Dura will be able to acquire, in-license or co-promote additional pharmaceuticals on acceptable terms, if at all. The failure to acquire, in-license, co-promote, develop or market commercially successful pharmaceuticals would have a material adverse effect on the Company's business, financial condition and results of operations. Furthermore, there can be no assurance that Dura, once it has obtained rights to a pharmaceutical and committed to payment terms, will be able to generate sales sufficient to create a profit or otherwise avoid a loss on such product.

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

CUSTOMER CONCENTRATION; CONSOLIDATION OF DISTRIBUTION NETWORK. The distribution network for pharmaceutical products is largely controlled by a few large wholesale distributors, and, in recent years, the number of independent and small chain drug stores has decreased. Further consolidation among, or any financial difficulties of, distributors or retailers could result in the combination or elimination of warehouses thereby stimulating product returns to Dura. Further consolidation or financial difficulties could also cause customers to reduce their inventory levels or otherwise reduce purchases of Dura's products which could result in a material adverse effect on Dura's business, financial condition or results of operations.

Dura's principal customers are wholesale drug distributors and major drug store chains. For the first quarter of 1998, one wholesale customer (McKesson Corporation) accounted for 10% of sales. For the first quarter of 1997, four wholesale customers (Bergen Brunswig Corporation, Cardinal Health, Inc., McKesson Corporation, and AmeriSource) individually accounted for 18%, 17%, 15%, and 14% of sales, respectively. For fiscal 1997, McKesson Corporation and Cardinal Health, Inc. each individually accounted for 11% of sales.

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

COMPETITION. Many companies, including large pharmaceutical firms with financial and marketing resources and development capabilities substantially greater than those of Dura, are engaged in developing, marketing and selling products that compete with those offered or planned to be offered by Dura. The selling prices of such products typically decline as competition increases. Further, other products now in use or under development by others may be more effective than Dura's current or future products. The industry is characterized by rapid technological change, and competitors may develop their products more rapidly than Dura. Competitors may also be able to complete the regulatory process sooner, and therefore, may begin to market their products in advance of Dura's products. Dura believes that competition among both prescription pharmaceuticals and pulmonary drug delivery systems aimed at the respiratory infection, allergy, cough and cold, and asthma and chronic obstructive pulmonary disease ("COPD") markets will be based on, among other things, product efficacy, safety, reliability, availability and price.

There are at least 25 other companies in the U.S. that are currently engaged in developing, marketing and selling respiratory pharmaceuticals. Additionally, there are at least 10 companies currently involved in the development, marketing or sales of dry powder pulmonary drug delivery systems. There are two types of dry powder inhalers ("DPIs") currently in commercial use worldwide, individual dose and multiple dose. Individual dose DPIs currently marketed in the U.S. include the Rotohaler-TM- (developed and marketed by Glaxo Wellcome ("Glaxo")) and the Spinhaler-Registered Trademark- (developed and marketed by Fisons Limited). The Turbuhaler-Registered Trademark- (developed and marketed by Astra Pharmaceuticals, Inc. ("Astra")), a multiple dose DPI, is the leading DPI in worldwide sales. In June 1997, the Food and Drug Administration ("FDA") approved the first

Turbuhaler product, the Pulmicort Turbuhaler, for marketing in the U.S., which Astra launched in early 1998. Recently the FDA also approved two multiple dose DPIs developed by Glaxo.

DEPENDENCE ON THIRD PARTIES. Dura's strategy for development and commercialization of certain of its products is dependent upon entering into various arrangements with corporate partners, licensors and others and upon the subsequent success of these partners, licensors and others in performing their obligations. There can be no assurance that Dura will be able to negotiate acceptable arrangements in the future or that such arrangements or its existing arrangements will be successful. In addition, partners, licensors and others may pursue alternative technologies or develop alternative compounds or drug delivery systems either on their own or in collaboration with others, including Dura's competitors. Dura has limited experience manufacturing products for commercial purposes and currently does not have the capability to manufacture its pharmaceutical products and therefore is dependent on contract manufacturers for the production of such products for development and commercial purposes. The manufacture of Dura's products is subject to Good Manufacturing Practice ("cGMP") regulations prescribed by the FDA. Dura relies on a single manufacturer for each of its products. There can be no assurance that Dura will be able to continue to obtain adequate supplies of such products in a timely fashion at acceptable quality and prices. Also, there can be no assurance that Dura will be able to enter into agreements for the manufacture of future products, including Spiros products, with manufacturers whose facilities and procedures comply with cGMP and other regulatory requirements. In the event that Dura is unable to obtain or retain third-party manufacturing, it may not be able to commercialize its products as planned. Dura's current dependence upon others for the manufacture of its products may adversely affect future profit margins on the sale of those products and Dura's ability to develop and deliver products on a timely and competitive basis.

LIMITED MANUFACTURING EXPERIENCE. Dura's principal manufacturing facility is intended to be used to formulate, mill, blend and manufacture drugs to be used with Spiros, pending regulatory approval. Equipment purchases and validation are currently scheduled through 1998. Dura's manufacturing facility must be registered with and licensed by various regulatory authorities and must comply with current cGMP requirements prescribed by the FDA and the State of California. Dura will need to significantly scale up its current manufacturing operations and comply with cGMPs and other regulations prescribed by various regulatory agencies in the U.S. and other countries to achieve the prescribed quality and required levels of production of such products to obtain marketing approval. Any failure or significant delay in the validation of or obtaining a satisfactory regulatory inspection of the new facility, failure to successfully scale up or failure to maintain necessary regulatory approvals for such facilities could have a material adverse effect on the ability of Dura to manufacture products in connection with Spiros. Dura intends to utilize third parties to produce components of and assemble the Spiros aerosol generator. Such third parties have only produced limited quantities of components and assembled limited numbers of generators and will be required to significantly scale up their activities and to produce components on a timely and consistent basis and which meet applicable specifications. There can be no assurance that such third parties will be successful in attaining acceptable service levels or meeting cGMP requirements. Any failure or delay in the scale up of aerosol generator manufacturing would have a material adverse effect on the ability of Dura to commercialize Spiros products.

MANAGING GROWTH OF BUSINESS. Dura has experienced significant growth as total revenues increased 102% in 1996, 74% in 1997, and 19% for the first quarter of 1998 as compared to prior periods, primarily as a result of the acquisition and in-licensing of additional respiratory pharmaceutical products. Due to Dura's emphasis on acquiring and in-licensing respiratory pharmaceutical products, Dura anticipates that the integration of the recently acquired products, as well as any future acquisitions, will require significant management attention and expansion of its sales force. On February 22, 1998, the Company announced that it planned to begin expanding its sales force immediately from approximately 270 representatives to over 450 representatives by the end of 1998 to increase the promotional activity of its current products and to prepare for the launch, subject to receiving regulatory approval, of Albuterol Spiros. Dura's ability to achieve and maintain profitability is based on management's ability to manage its changing business effectively.

UNCERTAINTY OF PROFITABILITY; NEED FOR ADDITIONAL FUNDS. Dura has experienced significant operating losses in the past and at March 31, 1998, Dura's accumulated deficit was $156.5 million. The acquisition and in-licensing of products, the expansion and maintenance of Dura's sales force in response to acquisition, in-licensing, and enhanced promotion of products and planned introduction of Spiros products, the upgrade and expansion of its facilities, continued pricing pressure on its pharmaceutical products, or the exercise of the Stock Purchase Option or Product Options (defined below) will require the commitment of substantial capital resources and may also result in significant impairment of profits, or losses. Depending upon, among other things, the acquisition and in-licensing opportunities available, Dura may need to raise additional funds for these purposes. Adequate funds for these purposes may not be available when needed or on terms acceptable to Dura. Insufficient funds may require Dura to delay, scale back or suspend some or all of its product acquisition, in-licensing and promotional programs, the upgrade and expansion of its facilities, or the potential exercise of the Stock Purchase Option and/or the Product Options. Dura anticipates that its existing capital resources, together with cash expected to be generated from operations and available bank borrowings, should be sufficient to finance its current operations and working capital requirements through at least the next 12 months.

EFFECT OF EXERCISE OF THE STOCK PURCHASE OPTION AND THE PRODUCT OPTIONS; DILUTION. Dura has a purchase option with respect to the outstanding shares of callable common stock of Spiros Corp. II which expires on December 31, 2002 ("Stock Purchase Option"). If Dura exercises the Stock Purchase Option, it will be required to make a substantial cash payment or to issue shares of Dura common stock, or both. A payment in cash would reduce Dura's capital resources. A payment in shares of Dura common stock would result in a decrease in the percentage ownership of Dura's shareholders at that time.
The exercise of the Stock Purchase Option will likely require Dura to record a significant charge to earnings and may adversely impact future operating results. If Dura does not exercise the Stock Purchase Option prior to its expiration, Dura's rights in and to Spiros with respect to certain compounds will terminate.

As part of Dura's contractual relationship with Spiros Corp. II, Dura received options to purchase certain rights to the use of Spiros with albuterol and with an additional product other than albuterol ("Product Options"). If Dura exercises either of the Product Options, it will be required to make a significant cash payment which could have an adverse effect on its capital resources. Dura may not have sufficient capital resources to exercise the Product Options, which may result in Dura's loss of valuable rights.

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

The FDA is continuing an evaluation of the effectiveness of all drug products containing ingredients marketed prior to 1962 (the year of enactment of the "Drug Amendments of 1962" to the Federal Food, Drug and Cosmetic Act) as part of its DESI program and will determine which drugs are considered "new drugs" requiring approval through a NDA for marketing. A Policy Guide (CPG 440.100) issued by the FDA indicates that the FDA will implement procedures to determine whether the new drug provisions are applicable to existing products. This Policy Guide requires that products covered by paragraph B not be similar or related to any drug included in the DESI program or have a different formulation or conditions for use than products marketed before November 13, 1984. If a final determination is made that a particular drug required an approved NDA, such approval will be required for marketing to continue. If such a determination is made, the FDA might impose various requirements; for example, it might require that the current product be the subject of an approved NDA, that the product be reformulated and an NDA approval be obtained, that the product must be sold on an over-the-counter basis rather than as a prescription drug or that the products must be removed from the market. Dura believes that nine of its prescription pharmaceutical products may be covered by paragraph B of the Policy Guide and is aware that one of its products may be considered to be similar or related to a DESI drug. Also, Dura is not aware of evidence to substantiate that three of its products have the same formulation or conditions for use as products marketed before November 13, 1984. There can be no assurance as to which regulatory course the FDA will follow, if any, with respect to many of Dura's pharmaceutical products or whether Dura will be able to obtain any approvals that the FDA may deem necessary. If any negative actions are taken by the FDA, such actions could have a material adverse effect on business of Dura. Dura's Health Script Pharmacy Services, Inc. ("Health Script") subsidiary is subject to regulation by state regulatory authorities, principally state boards of pharmacy. In addition, Health Script is subject to regulation by other state and federal agencies with respect to reimbursement for prescription drug benefits provided to individuals covered primarily by publicly funded programs.

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

CHANGE IN CONTROL. Certain provisions of Dura's charter documents and terms relating to the acceleration of the exercisability of certain warrants and options in the event of a change in control may have the effect of delaying, deferring or preventing a change in control of Dura, thereby possibly depriving shareholders of receiving a premium for their shares of the Dura common stock. In addition, upon a Change in Control (as defined), Dura will be required to offer to purchase for cash all of the outstanding 31/2% Convertible Subordinated Notes (the "Notes") at a purchase price of 100% of the principal amount thereof, plus accrued but unpaid interest through the Change in Control Purchase Date (as defined). The Change in Control purchase features of the Notes may in certain circumstances have an anti-takeover effect. If a Change in Control were to occur, there can be no assurance that Dura would have sufficient funds to pay the Change in Control Purchase Price (as defined) for all Notes tendered by the holders thereof and to repay other indebtedness that may become due as a result of any Change in Control.

VOLATILITY OF DURA STOCK PRICE. The market prices for securities of emerging companies, including Dura, have historically been highly volatile. Future announcements concerning Dura or its competitors may have a significant impact on the market price of the Dura common stock. Such announcements might include financial results, the results of testing, regulatory developments, technological innovations, new commercial products, changes to government regulations, government decisions on commercialization of products, developments concerning proprietary rights, litigation or public concern as to safety of Dura's products.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.



                            PART II - OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     EXHIBIT NO.

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

                                          DURA PHARMACEUTICALS, INC.

DATE   MAY 6, 1998                        /S/ JAMES W. NEWMAN
                                          --------------------------
                                          (JAMES W. NEWMAN)
                                          Senior Vice President,
                                            Finance & Administration
                                            and Chief Financial Officer
                                          (Principal Financial and
                                            Accounting Officer)

                                   EXHIBIT INDEX
                                         TO
                                     FORM 10-Q


                             DURA PHARMACEUTICALS, INC.

EXHIBIT  NO.   DESCRIPTION

    11         Statements re Computations of Net Income Per Share

    27         Financial Data Schedule