Form 10-Q
period 1998-06-30
DURA PHARMACEUTICALS INC
filed 1998-08-14
CIK 882098

                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                             ---------------------------

                                     FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1998.


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

The number of shares of the Registrant's Common Stock outstanding as of July 31, 1998 was 46,366,092.


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION

Item 1.         Financial Statements
                             DURA PHARMACEUTICALS, INC.
                            CONSOLIDATED BALANCE SHEETS
                         IN THOUSANDS, EXCEPT SHARE AMOUNTS
--------------------------------------------------------------------------------

                                                                           DECEMBER 31,    JUNE 30,
ASSETS                                                                         1997          1998
                                                                           ------------   -----------
                                                                                          (unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                                 $  72,003     $  119,076
  Short-term investments                                                      313,218        291,286
  Accounts and other receivables                                               40,987         34,255
  Inventory                                                                    15,201         10,846
                                                                           ------------   -----------

     Total current assets                                                     441,409        455,463

License agreements and product rights                                         250,781        249,756
Property                                                                       48,525         64,826
Other assets                                                                   34,165         33,695
                                                                           ------------   -----------

TOTAL                                                                      $  774,880     $  803,740
                                                                           ------------   -----------
                                                                           ------------   -----------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued liabilities                                  $  45,741      $  53,920
  Current portion of long-term obligations                                      2,798          2,896
                                                                           ------------   -----------

     Total current liabilities                                                 48,539         56,816

Convertible subordinated notes                                                287,500        287,500
Other long-term obligations                                                     9,564          9,944
                                                                           ------------   -----------

     Total liabilities                                                        345,603        354,260

STOCKHOLDERS' EQUITY:
  Preferred stock, par value $.001; shares authorized - 5,000,000;
    no shares issued or outstanding
  Common stock, par value $.001; shares authorized - 200,000,000;
    issued and outstanding - 45,608,414 and 46,363,738, respectively               46             46
  Additional paid-in capital                                                  604,991        608,560
  Accumulated other comprehensive income                                          176             93
  Warrant subscriptions receivable                                            (12,252)       (10,876)
  Accumulated deficit                                                        (163,684)      (148,343)
                                                                           ------------   -----------

     Total stockholders' equity                                               429,277        449,480
                                                                           ------------   -----------

TOTAL                                                                      $  774,880     $  803,740
                                                                           ------------   -----------
                                                                           ------------   -----------

See accompanying notes to consolidated financial statements.

                             DURA PHARMACEUTICALS, INC.
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                       IN THOUSANDS, EXCEPT PER SHARE AMOUNTS
                                    (UNAUDITED)
--------------------------------------------------------------------------------

                                                 THREE MONTHS ENDED            SIX MONTHS ENDED
                                                      JUNE 30,                     JUNE 30,
                                              ------------------------      ----------------------
                                                1997            1998          1997          1998
                                              ------------------------      ----------------------
REVENUES:
  Sales                                       $  35,404      $  34,912      $  69,339    $  70,798
  Contract                                        8,227         17,026         15,184       29,906
                                              ---------      ---------      ---------    ---------

       Total revenues                            43,631         51,938         84,523      100,704
                                              ---------      ---------      ---------    ---------

OPERATING COSTS AND EXPENSES:
  Cost of sales                                   7,976          7,457         15,946       15,550
  Clinical, development and regulatory            6,593         11,488         12,353       21,077
  Selling, general and administrative            16,760         22,946         32,752       45,461
                                              ---------      ---------      ---------    ---------

       Total operating costs and expenses        31,329         41,891         61,051       82,088
                                              ---------      ---------      ---------    ---------

OPERATING INCOME                                 12,302         10,047         23,472       18,616
                                              ---------      ---------      ---------    ---------

OTHER:
  Interest income                                 2,992          5,937          6,379       11,354
  Interest expense                                 (116)        (3,069)          (289)      (6,210)
  Other - net                                        (9)          (519)            11         (506)
                                              ---------      ---------      ---------    ---------

       Total other                                2,867          2,349          6,101        4,638
                                              ---------      ---------      ---------    ---------

INCOME BEFORE INCOME TAXES                       15,169         12,396         29,573       23,254
PROVISION FOR INCOME TAXES                        5,887          4,219         11,504        7,913
                                              ---------      ---------      ---------    ---------

NET INCOME                                     $  9,282       $  8,177      $  18,069    $  15,341
                                              ---------      ---------      ---------    ---------
                                              ---------      ---------      ---------    ---------

NET INCOME PER SHARE:
  Basic                                        $   0.21       $   0.18      $    0.42    $    0.33
                                              ---------      ---------      ---------    ---------
                                              ---------      ---------      ---------    ---------
  Diluted                                      $   0.20       $   0.17      $    0.38    $    0.32
                                              ---------      ---------      ---------    ---------
                                              ---------      ---------      ---------    ---------

WEIGHTED AVERAGE NUMBER OF COMMON SHARES:
  Basic                                          43,672         46,302         43,511       46,139
                                              ---------      ---------      ---------    ---------
                                              ---------      ---------      ---------    ---------
  Diluted                                        47,326         48,073         47,285       48,321
                                              ---------      ---------      ---------    ---------
                                              ---------      ---------      ---------    ---------


See accompanying notes to consolidated financial statements.

                             DURA PHARMACEUTICALS, INC.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    IN THOUSANDS
                                    (UNAUDITED)
--------------------------------------------------------------------------------

                                                            SIX MONTHS ENDED
                                                                 JUNE 30,
                                                        ------------------------
                                                           1997           1998
                                                        ------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES               $  30,241      $  43,633
                                                        ---------      ---------

INVESTING ACTIVITIES:
  Purchases of short-term investments                    (141,604)      (179,606)
  Sales and maturities of short-term investments          105,776        201,454
  Product acquisitions                                    (69,731)        (5,000)
  Capital expenditures                                    (13,735)       (18,582)
  Other                                                    (1,155)          (363)
                                                        ---------      ---------

       Net cash used for investing activities            (120,449)        (2,097)
                                                        ---------      ---------

FINANCING ACTIVITIES:
  Issuance of common stock and warrants - net               3,615          5,537
  Principal payments on long-term obligations              (3,500)             -
                                                        ---------      ---------

       Net cash provided by financing activities              115          5,537
                                                        ---------      ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS      (90,093)        47,073
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD          131,101         72,003
                                                        ---------      ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD              $  41,008      $ 119,076
                                                        ---------      ---------
                                                        ---------      ---------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
  Interest (net of amounts capitalized)                 $       0      $   5,832
  Income taxes                                          $   4,438      $   3,479

See accompanying notes to consolidated financial statements.


                             DURA PHARMACEUTICALS, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)

1.   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by Dura Pharmaceuticals, Inc. ("Dura" or the "Company") in accordance with the instructions to Form 10-Q. The consolidated financial statements reflect all adjustments, consisting of only normal recurring accruals, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods presented. These consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto included in the Company's 1997 Annual Report to Stockholders, which statements and notes are incorporated by reference in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The results of operations for the interim periods are not necessarily indicative of results to be expected for any other interim period or for the year as a whole.

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

2.   NEW ACCOUNTING STANDARD

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 requires reporting and displaying comprehensive income and its components which, for Dura, includes net income and unrealized gains and losses on investments. In accordance with SFAS 130, the accumulated balance of other comprehensive income is disclosed as a separate component of stockholders' equity. Prior year financial statements have been reclassified to conform to the requirements of SFAS 130.

For the three months and six months ended June 30, 1997 and 1998, comprehensive income consisted of (in thousands):



                                         Three Months Ended  Six Months Ended
                                               June 30,          June 30,
                                            1997     1998     1997     1998
                                          -------   ------   -------  -------
     Net income                           $ 9,282   $8,177   $18,069  $15,341
     Other comprehensive income (loss):
          Unrealized gain(loss) on
             investments                      579     (167)      114      (83)
                                          -------   ------   -------  -------
     Comprehensive income                 $ 9,861   $8,010   $18,183  $15,258
                                          -------   ------   -------  -------
                                          -------   ------   -------  -------


3.   CAPITAL STOCK

COMMON STOCK. On May 21, 1998, the Company's stockholders approved an amendment to the Company's Certificate of Incorporation increasing the number of authorized shares of Common Stock from 100 million to 200 million.

SHAREHOLDER RIGHTS PLAN. In May 1998, the Company adopted a Shareholder Rights Plan in which Preferred Stock purchase rights ("Rights") were distributed as a dividend at the rate of one Right for each share of Common Stock held as of the close of business on June 5, 1998. Each Right entitles stockholders to buy, upon certain events, one one-thousandth of a share of a new series of junior participating Preferred Stock of the Company at an exercise price of $175.00. The Rights are designed to guard against partial tender offers and other abusive tactics that might be used in an attempt to gain control of the Company or to deprive stockholders of their interest in the long-term value of the Company. The Rights are exercisable only if a person or group acquires 15% or more of the Company's Common Stock or announces a tender offer of which the consummation would result in ownership by a person or group of 15% or more of the Company's Common Stock. The Rights are redeemable for one cent per Right at the option of the Board of Directors prior to this event occurring. The Rights expire on June 5, 2008.

4.   COMMITMENTS AND CONTINGENCIES

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

ACQUISITION OF SPIROS DEVELOPMENT CORPORATION. On December 19, 1997, the Company acquired all of the outstanding callable common stock of Spiros Development Corporation. The Company is in the process of determining the appropriate values to be assigned to the assets and liabilities assumed in the acquisition. The Company's estimate of these values is subject to revision upon completion of its evaluation which may result in an adjustment to the amount recorded in 1997 for the acquisition of in-process technology.

5.   SUBSEQUENT EVENTS

On July 28, 1998, the Company entered into a series of agreements with a newly-formed, privately held company, DJ Pharma, Inc. ("DJ"), for the co-promotion of the Company's Rondec, Keftab, and certain cough, cold and allergy product lines. As consideration for the co-promotion of these products, the Company will pay DJ fifty percent of the net sales of such products in excess of established amounts. DJ also received an option to acquire these products from the Company at predetermined prices which include the delivery of a secured promissory note and the right to a percentage of the net sales of such products over a four year period following the exercise of its option. The co-promotion and option agreement expires June 30, 1999.

The Company also provided $5 million of financing to DJ in the form of a convertible secured promissory note, some or all of which will convert to equity upon the closing of a private offering of equity securities currently being contemplated by DJ ("DJ Offering"). In addition, the Company has committed to providing an additional loan of $5 million to DJ in the form of a non-convertible secured promissory note to be funded upon the closing of a DJ Offering of at least $15 million.

ACQUISITION OF MYAMBUTOL-Registered Trademark- PRODUCT RIGHTS. On August 3, 1998, the Company acquired from an affiliate of American Home Products ("AHP") exclusive U.S. marketing rights to the single-source tuberculosis drug Myambutol. The purchase price consisted of a $33.5 million cash payment made at closing, plus additional payments over the next four years based upon net sales of Myambutol during that period. Based on historical sales data for Myambutol provided by AHP, the Company estimates that such future payments could approximate $50 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This information should be read in conjunction with the consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report and the audited financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1997 contained in the Company's 1997 Annual Report to Stockholders, which is incorporated by reference in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. See "Risks and Uncertainties" for a discussion of factors known to the Company that could cause reported financial information not to be necessarily indicative of future results, including discussion of the effects of seasonality on the Company. The Company undertakes no obligation to release publicly any revisions to these forward-looking statements to reflect events and circumstances arising after the date hereof.

RECENT DEVELOPMENTS

On August 3, 1998, the Company acquired from an affiliate of AHP exclusive U.S. marketing rights to the single-source tuberculosis drug Myambutol. The purchase price consisted of a $33.5 million cash payment made at closing, plus additional payments over the next four years based upon net sales of Myambutol during that period. Based on historical sales data for Myambutol provided by AHP, the Company estimates that such future payments could approximate $50 million.

On July 28, 1998, the Company entered into a series of agreements with a newly-formed, privately held company, DJ Pharma, Inc. ("DJ"), for the co-promotion of the Company's Rondec, Keftab, and certain cough, cold and allergy product lines. As consideration for the co-promotion of these products, the Company will pay DJ fifty percent of the net sales of such products in excess of established amounts. DJ also received an option to acquire these products from the Company at predetermined prices which include the delivery of a secured promissory note and the right to a percentage of the net sales of such products over a four year period following the exercise of its option. The co-promotion and option agreement expires June 30, 1999.

The Company also provided $5 million of financing to DJ in the form of a convertible secured promissory note, some or all of which will convert to equity upon the closing of a private offering of equity securities currently being contemplated by DJ ("DJ Offering"). In addition, the Company has committed to providing an additional loan of $5 million to DJ in the form of a non-convertible secured promissory note to be funded upon the closing of a DJ Offering of at least $15 million.

On May 21, 1998, the Company's stockholders approved an amendment to the Company's Certificate of Incorporation increasing the number of authorized shares of Common Stock from 100 million to 200 million.

On February 22, 1998, the Company announced that it planned to begin expanding its field sales force immediately from approximately 270 representatives to approximately 450 representatives by the end of 1998 to increase the promotional activity of its current products and to prepare for the launch, subject to receiving regulatory approval, of Albuterol Spiros-TM-. The Company expects that the rapid expansion of its sales force will result in an increase in fiscal 1998 in its selling, general and administrative expenses, both in total and as a percentage of revenues, as compared to fiscal 1997.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1997 AND 1998

Total revenues for the three months ended June 30, 1998 were $51.9 million, an increase of $8.3 million, or 19%, over the same period in 1997. Net income for the three months ended June 30, 1998 was $8.2 million, or $0.17 per diluted share, a decrease of $1.1 million from the same period in 1997. The principal factors causing these changes are discussed below.

Pharmaceutical sales for the three months ended June 30, 1998 were $34.9 million, a decrease of $500,000, or 1%, over the same period in 1997. This decrease is due primarily to a decrease in sales of certain of the Company's older cough, cold and allergy products, partially offset by an increase in sales of Nasarel-Registered Trademark- and Nasalide-Registered Trademark-, acquired in May 1997.

Gross profit (pharmaceutical sales less cost of sales) for the three months ended June 30, 1998 was $27.5 million compared to $27.4 million for the same period in 1997. Gross profit as a percentage of sales was 79% for the three months ended June 30, 1998 compared to 77% for the same period in 1997.

Contract revenue relates primarily to amounts received by the Company for the development of Spiros-Registered Trademark-, the Company's proprietary dry powder pulmonary drug delivery system. Pursuant to agreements with several companies, the Company conducts feasibility testing and development work on various compounds for use with Spiros. Contract revenues include payment for feasibility and development work performed by the Company as well as milestone and technology access payments. Contract revenue for the three months ended June 30, 1998 was $17 million, an increase of $8.8 million, or 107%, over the same period in 1997. This increase is due to increased development activity conducted on behalf of Spiros Development Corporation, Inc. II ("Spiros Corp. II") and other pharmaceutical company partners. Contract revenues from Spiros-related development and feasibility agreements totaled $16.9 million for the three months ended June 30, 1998 as compared to $7.8 million for the same period in 1997, including $12.6 million from Spiros Corp. II as compared to $6.8 million from Spiros Development Corporation for the same period in 1997.

Clinical, development and regulatory expenses for the three months ended June 30, 1998 were $11.5 million, an increase of $4.9 million, or 74%, over the same period in 1997. The increase reflects additional expenses incurred by the Company under feasibility and development agreements covering the use of various compounds with Spiros as discussed above.

Selling, general and administrative expenses for the three months ended June 30, 1998 were $22.9 million, an increase of $6.2 million, or 37%, over the same period in 1997, and increased as a percentage of total revenues to 44% for the three months ended June 30, 1998 as compared to 38% for the second quarter of 1997. The dollar and percentage increases are primarily due to increased costs associated with expanding the Company's sales force (increase of $6.4 million). On February 22, 1998, the Company announced that it planned to begin expanding its field sales force immediately from approximately 270 representatives to approximately 450 representatives by the end of 1998 to increase the promotional activity of its current products and to prepare for the launch, subject to receiving regulatory approval, of Albuterol Spiros. The Company expects that the rapid expansion of its sales force will result in an increase in fiscal 1998 in its selling, general and administrative expenses, both in total and as a percentage of revenues, as compared to fiscal 1997.

Interest income for the three months ended June 30, 1998 was $5.9 million, an increase of $2.9 million, or 98%, as compared to the same period in 1997.
The increase is due to higher balances of cash and short-term investments resulting primarily from the 3 1/2% Convertible Subordinated Notes issued in the third quarter of 1997 (see "Liquidity and Capital Resources" below), as well as cash generated from operations.

Interest expense for the three months ended June 30, 1998 was $3.1 million as compared to $116,000 for the same period in 1997. The increase is primarily due to interest expense on the 3 1/2% Convertible Subordinated Notes (see "Liquidity and Capital Resources" below).

The Company records interim provisions for income taxes based on the estimated effective combined tax rate to be applicable for the fiscal year. This estimate is reevaluated by management each quarter based on forecasts of income before income taxes for the year as well as anticipated adjustments from statutory federal and state tax rates. The Company's effective tax rate for the three months ended June 30, 1998 was 34%, compared to 39% for the same period in 1997. This reduction is due primarily to an increase in 1998 in income earned at foreign subsidiaries which is taxed at lower rates.

SIX MONTHS ENDED JUNE 30, 1997 AND 1998

Total revenues for the six months ended June 30, 1998 were $100.7 million, an increase of $16.2 million, or 19%, over the same period in 1997. Net income for the six months ended June 30, 1998 was $15.3 million, or $0.32 per diluted share, a decrease of $2.7 million from the same period in 1997. The principal factors causing these changes are discussed below.

Pharmaceutical sales for the six months ended June 30, 1998 were $70.8 million, an increase of $1.5 million, or 2%, over the same period in 1997. This increase is due primarily to sales of Nasarel and Nasalide, acquired in May 1997, offset by a decrease in sales of certain of the Company's older cough, cold and allergy products.

Gross profit (pharmaceutical sales less cost of sales) for the six months ended June 30, 1998 was $55.2 million, an increase of $1.9 million, or 3%, as compared to the same period in 1997. This increase is due to the increase in pharmaceutical sales discussed above. Gross profit as a percentage of sales was 78% for the six months ended June 30, 1998 compared to 77% for the same period in 1997.

Contract revenue relates primarily to amounts received by the Company for the development of Spiros, the Company's proprietary dry powder pulmonary drug delivery system. Pursuant to agreements with several companies, the Company conducts feasibility testing and development work on various compounds for use with Spiros. Contract revenues include payment for feasibility and development work performed by the Company as well as milestone and technology access payments. Contract revenue for the six months ended June 30, 1998 was $29.9 million, an increase of $14.7 million, or 97%, over the same period in 1997. This increase is due to increased development activity conducted on behalf of Spiros Corp. II and other pharmaceutical company partners. Contract revenue from Spiros-related development and feasibility agreements for the six months ended June 30, 1998 totaled $29.4 million as compared to $14.6 million for the same period in 1997, including $23 million from Spiros Corp. II as compared to $12.2 million from Spiros Development Corporation for the same period in 1997.

Clinical, development and regulatory expenses for the six months ended June 30, 1998 were $21 million, an increase of $8.7 million, or 71%, over the same period in 1997. The increase reflects additional expenses incurred by the Company under feasibility and development agreements covering the use of various compounds with Spiros as discussed above.

Selling, general and administrative expenses for the six months ended June
30, 1998 were $45.5 million, an increase of $12.7 million, or 39%, over the same period in 1997, and increased as a percentage of total revenues to 45% for the six months ended June 30, 1998 as compared to 39% for the six months ended June 30, 1997. The dollar and percentage increases are primarily due to increased costs incurred to support the Company's sales and contract revenue growth, including costs associated with expanding the Company's sales force (increase of $11.3 million) and increased operating costs related to general corporate activities (increase of $1.4 million). On February 22, 1998, the Company announced that it planned to begin expanding its field sales force immediately from approximately 270 representatives to approximately 450 representatives by the end of 1998 to increase the promotional activity of its current products and to prepare for the launch, subject to receiving regulatory approval, of Albuterol Spiros. The Company expects that the rapid expansion of its sales force will result in an increase in fiscal 1998 in its selling, general and administrative expenses, both in total and as a percentage of revenues, as compared to fiscal 1997.

Interest income for the six months ended June 30, 1998 was $11.4 million, an increase of $5 million, or 78%, as compared to the same period in 1997. The increase is due to higher balances of cash and short-term investments resulting primarily from the 3 1/2% Convertible Subordinated Notes issued in the third quarter of 1997 (see "Liquidity and Capital Resources" below), as well as cash generated from operations.

Interest expense for the six months ended June 30, 1998 was $6.2 million compared to $289,000 for the same period in 1997. The increase is primarily due to interest expense on the 3 1/2% Convertible Subordinated Notes (see "Liquidity and Capital Resources" below).

The Company records interim provisions for income taxes based on the estimated effective combined tax rate to be applicable for the fiscal year. This estimate is reevaluated by management each quarter based on forecasts of income before income taxes for the year as well as anticipated adjustments from statutory federal and state tax rates. The Company's effective tax rate for the six months ended June 30, 1998 was 34%, compared to 39% for the same period in

1997. This reduction is due primarily to an increase in 1998 in income earned at foreign subsidiaries which is taxed at lower rates.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and short-term investments increased by $25.2 million to $410.4 million at June 30, 1998 from $385.2 million at December 31, 1997. The increase is due primarily to cash generated from operations, partially offset by capital expenditures. Working capital increased by $5.7 million to $398.6 million at June 30, 1998 from $392.9 million at December 31, 1997. As discussed in Note 5 to the consolidated financial statements, on August 3, 1998 the Company acquired from an affiliate of American Home Products Corporation exclusive U.S. marketing rights to the single-source tuberculosis drug Myambutol for $33.5 million, which was paid at closing, plus additional payments over the next four years based upon future net sales.

In the third quarter of 1997, the Company issued $287.5 million principal amount of 3 1/2% Convertible Subordinated Notes ("Notes") due July 15, 2002 with interest payable semiannually. Proceeds from the offering of the Notes are expected to be used for general corporate purposes, including (i) to acquire, in-license, co-promote, develop and commercialize pharmaceuticals targeted at the Company's physician base or in areas related or otherwise complementary to its existing business; (ii) to fund Spiros development programs; and (iii) for working capital and facilities expansion. The Notes are convertible, at the option of the holder, into shares of Dura's Common Stock at any time prior to maturity or redemption at a conversion price of $50.635 per share. At June 30, 1998, in addition to the Notes, the Company had outstanding an aggregate of $12.8 million in current and other long-term obligations, of which $2.8 million is to be paid during the next 12 months. Also as of June 30, 1998, additional future contingent obligations totaling $87.5 million relating to product acquisitions are due through 2004, including $5 million due in 1998. Dura is also required to make additional payments related to the August 1998 Myambutol acquisition over the next four years based upon future net sales of Myambutol.

The Company has entered into a loan agreement which provides for the borrowing of up to $50 million, subject to maintaining certain financial ratios, on an unsecured basis through May 1, 1999. As of June 30, 1998, no borrowings were outstanding under this agreement.

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

The Company recognizes the need to ensure its operations will not be adversely impacted by the inability of the Company's systems to process data having dates on or after January 1, 2000

("Year 2000"). Processing errors due to software failure arising from calculations using the Year 2000 date are a recognized risk. The Company is currently addressing the risk, with respect to the availability and integrity of its financial systems and the reliability of its operating systems, and is in the process of communicating with suppliers, customers, financial institutions and others with whom it conducts business to assess whether they are or will be Year 2000 compliant. While the Company believes its planning efforts are adequate to address the Year 2000 concerns, there can be no assurance that the systems of other companies on which the Company's systems and operations rely will be converted on a timely basis and will not have a material effect on the Company. In addition, the potential impact of the Year 2000 on others with whom the Company does business and any resulting effects on the Company cannot be reasonably estimated at this time. The cost of the Company's Year 2000 is not expected to be material to the Company's results of operations or financial position.

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

DEVELOPMENT RISKS ASSOCIATED WITH SPIROS. Spiros will require significant additional development efforts. There can be no assurance that development of Spiros will be completed successfully, that Spiros will not encounter problems in clinical trials that will cause the delay or suspension of such trials, that current or future testing will show any Spiros product to be safe or efficacious or that any Spiros product will receive regulatory approval in a timely manner, if at all. In addition, regulatory approvals will have to be obtained for each drug to be delivered through the use of Spiros prior to commercialization. Moreover, even if Spiros does receive regulatory approval, there can be no assurance that Spiros will be commercially successful, have all of the patent and other protections necessary to prevent competitors from producing similar products and not infringe on patent or other proprietary rights of third parties. The failure of any Spiros product to receive timely regulatory approval and achieve commercial success would have a material adverse effect on the Company's business, financial condition or results of operations.

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

Dura's principal customers are wholesale drug distributors and major drug store chains. For the six months ended June 30, 1998, one wholesale customer (McKesson Corporation) accounted for 13% of sales. For the same period in 1997, four wholesale customers (Bergen Brunswig Corporation, Cardinal Health, Inc., McKesson Corporation, and AmeriSource Health Corporation) individually accounted for 18%, 17%, 15%, and 14% of sales, respectively.

SEASONALITY AND FLUCTUATING QUARTERLY RESULTS. Historically, as a result of the winter cold and flu season, industry-wide demand for respiratory products has been stronger in the first and fourth quarters than in the second and third quarters of the year. In addition, variations in the timing and severity of the winter cold and flu season have influenced Dura's results of operations in the past. While the growth and productivity of Dura's sales force and the introduction by Dura of new products have historically mitigated the impact of seasonality on Dura's results of operations, recent product acquisitions by Dura, especially Keftab and Ceclor-Registered Trademark- CD, which are used to treat respiratory infections, increase the impact of seasonality on Dura's results of operations. No assurances can be given that Dura's results of operations will not be materially adversely affected by the seasonality of product sales.

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

There are at least 25 other companies in the U.S. that are currently engaged in developing, marketing and selling respiratory pharmaceuticals. Additionally, there are at least 10 companies currently involved in the development, marketing or sales of dry powder pulmonary drug delivery systems. There are two types of dry powder inhalers ("DPIs") currently in commercial use worldwide, individual dose and multiple dose. Individual dose DPIs currently marketed in the U.S. include the Rotohaler-TM- (developed and marketed by Glaxo Wellcome ("Glaxo")) and the Spinhaler-Registered Trademark- (developed and marketed by Fisons Limited). The Turbuhaler-Registered Trademark- (developed and marketed by Astra Pharmaceuticals, Inc. ("Astra")), a multiple dose DPI, is the leading DPI in worldwide sales. In June 1997, the FDA approved the first Turbuhaler product, the Pulmicort Turbuhaler, for marketing in the U.S., which Astra launched in early 1998. Recently the FDA also approved two multiple dose DPIs developed by Glaxo, the Flovent-Registered Trademark- Rotadisk-Registered Trademark- and the Serevent-Registered Trademark- Diskus-Registered Trademark-, both launched by Glaxo in early 1998.

DEPENDENCE ON THIRD PARTIES. Dura's strategy for development and commercialization of certain of its products, including Spiros, is dependent upon entering into various arrangements with corporate partners, licensors and others and upon the subsequent success of these partners, licensors and others in performing their obligations. There can be no assurance that Dura will be able to negotiate acceptable arrangements in the future or that such arrangements or its existing arrangements will be successful. In addition, partners, licensors and others may pursue alternative technologies or develop alternative compounds or drug delivery systems either on their own or in collaboration with others, including Dura's competitors. Dura has limited experience manufacturing products for commercial purposes and currently does not have the capability to manufacture its pharmaceutical products and therefore is dependent on contract manufacturers for the production of such products for development and commercial purposes. The manufacture of Dura's products is subject to cGMP regulations prescribed by the FDA. Dura relies on a single manufacturer for each of its products. There can be no assurance that

Dura will be able to continue to obtain adequate supplies of such products in a timely fashion at acceptable quality and prices. Also, there can be no assurance that Dura will be able to enter into agreements for the manufacture of future products, including Spiros products, with manufacturers whose facilities and procedures comply with cGMP and other regulatory requirements. In the event that Dura is unable to obtain or retain third-party manufacturing, it may not be able to commercialize its products as planned. Dura's current dependence upon others for the manufacture of its products may adversely affect future profit margins on the sale of those products and Dura's ability to develop and deliver products on a timely and competitive basis.

LIMITED MANUFACTURING EXPERIENCE. Dura's principal manufacturing facility is intended to be used to formulate, mill, blend and manufacture drugs to be used with Spiros, pending regulatory approval. Equipment purchases and validation are currently scheduled through 1998. Dura's manufacturing facility must be registered with and licensed by various regulatory authorities and must comply with current cGMP requirements prescribed by the FDA and the State of California. Dura will need to significantly scale up its current manufacturing operations and comply with cGMPs and other regulations prescribed by various regulatory agencies in the U.S. and other countries to achieve the prescribed quality and required levels of production of such products to obtain marketing approval. Any failure or significant delay in the validation of or obtaining a satisfactory regulatory inspection of the new facility, failure to successfully scale up or failure to maintain necessary regulatory approvals for such facilities could have a material adverse effect on the ability of Dura to manufacture products in connection with Spiros. Dura intends to utilize third parties to produce components of and assemble the Spiros aerosol generator. Such third parties have only produced limited quantities of components and assembled limited numbers of generators and will be required to significantly scale up their activities and to produce components on a timely and consistent basis and which meet applicable specifications. There can be no assurance that such third parties will be successful in attaining acceptable service levels or meeting cGMP requirements. Any failure or delay in the scale up or supply associated with aerosol generator manufacturing would have a material adverse effect on the ability of Dura to commercialize Spiros products.

MANAGING GROWTH OF BUSINESS. Dura has experienced significant growth as total revenues increased 102% in 1996, 74% in 1997, and 19% for the first half of 1998 as compared to prior periods, primarily as a result of the acquisition and in-licensing of additional respiratory pharmaceutical products. Due to Dura's emphasis on acquiring and in-licensing respiratory pharmaceutical products, Dura anticipates that the integration of the recently acquired products, as well as any future acquisitions, will require significant management attention and expansion of its sales force. On February 22, 1998, the Company announced that it planned to begin expanding its field sales force immediately from approximately 270 representatives to approximately 450 representatives by the end of 1998 to increase the promotional activity of its current products and to prepare for the launch, subject to receiving regulatory approval, of Albuterol Spiros. Dura's ability to achieve and maintain profitability is based on management's ability to manage its changing business effectively.

UNCERTAINTY OF PROFITABILITY; NEED FOR ADDITIONAL FUNDS. Dura has experienced significant operating losses in the past, and at June 30, 1998, Dura's accumulated deficit was $148.3 million. The acquisition and in-licensing of products, the expansion and maintenance of Dura's sales force in response to acquisition, in-licensing, and enhanced promotion of products and planned introduction of Spiros products, the upgrade and expansion of its facilities, continued pricing pressure on its pharmaceutical products, or the exercise of the Stock Purchase Option or Product Options (defined below) will require the commitment of substantial capital resources and may also result in significant impairment of profits, or losses. Depending upon, among other things, the acquisition and in-licensing opportunities available, Dura may need to raise additional funds for these purposes. Adequate funds for these purposes may not be available when needed or on terms acceptable to Dura. Insufficient funds may require Dura to delay, scale back or suspend some or all of its product acquisition, in-licensing and promotional programs, the upgrade and expansion of its facilities, or the potential exercise of the Stock Purchase Option and/or the Product Options. Dura anticipates that its existing capital resources, together with cash expected to be generated from operations and available bank borrowings, should be sufficient to finance its current operations and working capital requirements through at least the next 12 months.

EFFECT OF EXERCISE OF THE STOCK PURCHASE OPTION AND THE PRODUCT OPTIONS; DILUTION. Dura has a purchase option with respect to the outstanding shares of callable common stock of Spiros Corp. II which expires on December 31, 2002 ("Stock Purchase Option"). If Dura exercises the Stock Purchase Option, it will be required to make a substantial cash payment or to issue shares of Dura Common Stock, or both. A payment in cash would reduce Dura's capital resources. A payment in shares of Dura Common Stock would result in a decrease in the percentage ownership of Dura's stockholders at that time. If Dura determines to exercise the Stock Purchase Option, it will likely be required Dura to record a significant charge to earnings and may have an adverse impact on future operating results. If Dura does not exercise the Stock Purchase Option prior to its expiration, Dura's rights in and to Spiros with respect to certain compounds will terminate.

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

The FDA is continuing an evaluation of the effectiveness of all drug products containing ingredients marketed prior to 1962 (the year of enactment of the "Drug Amendments of 1962" to the Federal Food, Drug and Cosmetic Act) as part of its DESI program and will determine which drugs are considered "new drugs" requiring approval through an NDA for marketing. A Policy Guide (CPG 440.100) issued by the FDA indicates that the FDA will implement procedures to determine whether the new drug provisions are applicable to existing products. This Policy Guide requires that products covered by paragraph B not be similar or related to any drug included in the DESI program or have a different formulation or conditions for use than products marketed before November 13, 1984. If a final determination is made that a particular drug required an approved NDA, such approval will be required for marketing to continue. If such a determination is made, the FDA might impose various requirements; for example, it might require that the current product be the subject of an approved NDA, that the product be reformulated and an NDA approval be obtained, that the product must be sold on an over-the-counter basis rather than as a prescription drug or that the products must be removed from the market. Dura believes that twenty-one of its prescription pharmaceutical products may be covered by paragraph B of the Policy Guide or may be DESI-related. Also, Dura is not aware of evidence to substantiate that three of its products have the same formulation or conditions for use as products marketed before November 13, 1984. There can be no assurance as to which regulatory course the FDA will follow, if any, with respect to many of Dura's pharmaceutical products or whether Dura will be able to obtain any approvals that the FDA may deem necessary. If any negative actions are taken by the FDA, such actions could have a material adverse effect on business of Dura. Dura's Health Script Pharmacy Services, Inc. ("Health Script") subsidiary is subject to regulation by state regulatory authorities, principally state boards of pharmacy. In addition, Health Script is subject to regulation by other state and federal agencies with respect to reimbursement for prescription drug benefits provided to individuals covered primarily by publicly funded programs.

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

CHANGE IN CONTROL. Certain provisions of Dura's charter documents and terms relating to the acceleration of the exercisability of certain warrants and options in the event of a change in control may have the effect of delaying, deferring or preventing a change in control of Dura, thereby possibly depriving stockholders of receiving a premium for their shares of the Dura Common Stock. In addition, upon a Change in Control (as defined), Dura will be required to offer to purchase for cash all of the outstanding Notes at a purchase price of 100% of the principal amount thereof, plus accrued but unpaid interest through the Change in Control Purchase Date (as defined).
The Change in Control purchase features of the Notes may in certain circumstances have an anti-takeover effect. If a Change in Control were to occur, there can be no assurance that Dura would have sufficient funds to pay the Change in Control Purchase Price (as defined) for all Notes tendered by the holders thereof and to repay other indebtedness that may become due as a result of any Change in Control.

In May 1998, the Company adopted a Shareholder Rights Plan in which Preferred Stock purchase rights ("Rights") were distributed as a dividend at the rate of one Right for each share of Common Stock held as of the close of business on June 5, 1998. Each Right entitles stockholders to buy, upon certain events, one one-thousandth of a share of a new series of junior participating Preferred Stock of the Company at an exercise price of $175.00. The Rights are designed to guard against partial tender offers and other abusive tactics that might be used in an attempt to gain control of the Company or to deprive stockholders of their interest in the long-term value of the Company. The Rights are exercisable only if a person or group acquires 15% or more of the Company's Common Stock or announces a tender offer of which the consummation would result in ownership by a person or group of 15% or more of the Company's Common Stock. The Rights are redeemable for one cent per Right at the option of the Board of Directors prior to this event occurring. The Rights expire on June 5, 2008.

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

YEAR 2000 COMPLIANCE CONSIDERATIONS. The Company recognizes the need to ensure its operations will not be adversely impacted by the inability of the Company's systems to process data having dates on or after January 1, 2000. Processing errors due to software failure arising from calculations using the Year 2000 date are a recognized risk. The Company is currently addressing the risk, with respect to the availability and integrity of its financial systems and the reliability of its operating systems, and is in the process of communicating with suppliers, customers, financial institutions and others with whom it conducts business to assess whether they are or will be Year 2000 compliant. While the Company believes its planning efforts are adequate to address the Year 2000 concerns, there can be no assurance that the systems of other companies on which the Company's systems and operations rely will be converted on a timely basis and will not have a material effect on the Company. In addition, the potential impact of the Year 2000 on others with whom the Company does business and any resulting effects on the Company cannot be reasonably estimated at this time. The cost of the Company's Year 2000 initiatives is not expected to be material to the Company's results of operations or financial position.

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.


                            PART II - OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

CHANGES IN SECURITIES

In May 1998, the Company's stockholders approved an amendment to the Company's Certificate of Incorporation increasing the number of authorized shares of Common Stock from 100 million to 200 million.

In May 1998, the Company adopted a Shareholder Rights Plan in which Preferred Stock purchase rights ("Rights") were distributed as a dividend at the rate of one Right for each share of Common Stock held as of the close of business on June 5, 1998. Each Right entitles stockholders to buy, upon certain events, one one-thousandth of a share of a new series of junior participating Preferred Stock of the Company at an exercise price of $175.00. The Rights are designed to guard against partial tender offers and other abusive and coercive tactics that might be used in an attempt to gain control of the Company or to deprive stockholders of their interest in the long-term value of the Company. The Rights will be exercisable only if a person or group acquires 15% or more of the Company's Common Stock or announces a tender offer of which the consummation would result in ownership by a person or group of 15% or more of the Company's Common Stock. The Rights are redeemable for one cent per Right at the option of the Board of Directors prior to this event occurring. The Rights expire on June 5, 2008.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 21, 1998, the Company's Annual Meeting of Stockholders was held in La Jolla, California for the following purposes:

(a) The following five directors were elected to serve two-year terms to expire at the 2000 Annual Meeting of Stockholders:



                                 FOR     AGAINST  WITHHELD
     James C. Blair           41,865,373     0    213,373
     Joseph C. Cook, Jr.      41,867,412     0    211,334
     Cam L. Garner            41,865,172     0    213,574
     David F. Hale            41,865,355     0    213,391
     David S. Kabakoff        41,865,010     0    213,736


     The following directors were elected at the May 28, 1997 Annual Meeting of Stockholders and are currently serving terms that will expire in 1999 (with the exception of Mr. Spath, who resigned as a director effective June 30,
     1998).

        Herbert J. Conrad
        Gordon V. Ramseier
        Charles G. Smith
        Walter F. Spath

(b) The Stockholders approved the amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of Common Stock from 100,000,000 to 200,000,000. The total number of votes cast for, against and abstained was 40,187,285, 1,806,390 and 85,071, respectively.

(c) The Stockholders approved an amendment to the Company's 1992 Stock Option Plan to increase the authorized number shares of Common Stock available for issuance under such Plan by 1,000,000 shares to a total of 8,607,360. The total number of votes cast for, against and abstained was 25,688,103, 16,248,353 and 139,500, respectively.

(d) The Stockholders ratified the appointment of Deloitte & Touche LLP as the Company's independent public accountants for the year ending December 31, 1998. The total number of votes cast for, against and abstained was 41,883,978, 115,190, and 79,478, respectively.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits


EXHIBIT  NO.   DESCRIPTION
------------   ------------
(1)  3.1       Certificate of Incorporation.

(2)  3.2       Certificate of Amendment of Certificate of Incorporation, effective
               May 21, 1998.

(3)  4.1       Rights Agreement, dated as of May 21, 1998, between the Company and
               ChaseMellon Shareholder Services, L.L.C., which includes the form of Certificate of Designation for the Series A Junior Participating
               Preferred Stock as Exhibit A, the form of Rights Certificate as
               Exhibit B and the Summary of Rights to Purchase Series A Junior
               Preferred Stock as Exhibit C.

     4.2       Specimen Stock Certificate for Dura Common Stock.

     10.1 Amendment No. 4 to Business Loan Agreement dated June 25, 1998 between the Company and Bank of America National Trust and Savings
               Association.

     10.2      1992 Stock Option Plan, as amended.

     11        Statements re Computations of Net Income Per Share

     27        Financial Data Schedule


(1) Incorporated by reference to the Company's Form 10-Q for the quarter ended June 30, 1997.
(2) Incorporated by reference to the Company's Registration Statement on Form 8-A filed on May 22, 1998.
(3)  Incorporated by reference to the Company's Form 8-K, dated May 21, 1998.


(b) Reports on Form 8-K

     On May 22, 1998, the Company filed a Current Report on Form 8-K dated May 21, 1998, reporting the adoption of a Shareholder Rights Plan.

                                      SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                      DURA PHARMACEUTICALS, INC.



DATE    AUGUST 12, 1998            /s/ ERLE T. MAST
------------------------           ------------------------------
                                   ERLE T. MAST
                                   VICE PRESIDENT, FINANCE
                                   (Principal Financial and Accounting Officer)

                                   EXHIBIT INDEX
                                         TO
                                     FORM 10-Q


                             DURA PHARMACEUTICALS, INC.


Exhibit No.    Description
----------     -----------
(1)  3.1       Certificate of Incorporation.

(2)  3.2       Certificate of Amendment of Certificate of Incorporation, effective
               May 21, 1998.

(3)  4.1       Rights Agreement, dated as of May 21, 1998, between the Company and
               ChaseMellon Shareholder Services, L.L.C., which includes the form of
               Certificate of Designation for the Series A Junior Participating
               Preferred Stock as Exhibit A, the form of Rights Certificate as
               Exhibit B and the Summary of Rights to Purchase Series A Junior
               Preferred Stock as Exhibit C.

     4.2       Specimen Stock Certificate for Dura Common Stock.

    10.1 Amendment No. 4 to Business Loan Agreement dated June 25, 1998 between the Company and Bank of America National Trust and Savings
               Association.

    10.2       1992 Stock Option Plan, as amended.

     11        Statements re Computations of Net Income Per Share

     27        Financial Data Schedule


(1) Incorporated by reference to the Company's Form 10-Q for the quarter ended June 30, 1997.
(2) Incorporated by reference to the Company's Registration Statement on Form 8-A filed on May 22, 1998.
(3)  Incorporated by reference to the Company's Form 8-K, dated May 21, 1998.