Form 10-Q
period 1998-09-30
DURA PHARMACEUTICALS INC
filed 1998-11-16
CIK 882098

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 1998.


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

The number of shares of the Registrant's Common Stock outstanding as of October 30, 1998 was 46,372,348.

PART I - FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS

                           DURA PHARMACEUTICALS, INC.
                          CONSOLIDATED BALANCE SHEETS
                       IN THOUSANDS, EXCEPT SHARE AMOUNTS
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                                                                                  DECEMBER 31,  SEPTEMBER 30,
ASSETS                                                                                1997          1998
                                                                                  ------------  -------------
                                                                                                 (unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                                        $  72,003    $  57,482
  Short-term investments                                                             313,218      310,950
  Accounts and other receivables                                                      40,987       27,097
  Inventory                                                                           15,201       12,730
                                                                                  ------------  -------------
           Total current assets                                                      441,409      408,259


License agreements and product rights                                                250,781      286,320
Property                                                                              48,525       79,451
Other assets                                                                          34,165       38,675
                                                                                  ------------  -------------
TOTAL                                                                              $ 774,880    $ 812,705
                                                                                  ------------  -------------
                                                                                  ------------  -------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

  Accounts payable and accrued liabilities                                         $  45,741    $  55,365
  Current portion of long-term obligations                                             2,798        2,948
                                                                                  ------------  -------------
           Total current liabilities                                                  48,539       58,313

Convertible subordinated notes                                                       287,500      287,500
Other long-term obligations                                                            9,564       13,426
                                                                                  ------------  -------------
           Total liabilities                                                         345,603      359,239

STOCKHOLDERS' EQUITY:
  Preferred stock, par value $.001; shares authorized - 5,000,000;
    no shares issued or outstanding
  Common stock, par value $.001; shares authorized - 200,000,000;
    issued and outstanding - 45,608,414 and 46,370,276, respectively                      46           46
  Additional paid-in capital                                                         604,991      608,596
  Accumulated other comprehensive income                                                 176          860
  Warrant subscriptions receivable                                                   (12,252)     (10,117)
  Accumulated deficit                                                               (163,684)    (145,919)
                                                                                  ------------  -------------
           Total stockholders' equity                                                429,277      453,466
                                                                                  ------------  -------------
TOTAL                                                                              $ 774,880    $ 812,705
                                                                                  ------------  -------------
                                                                                  ------------  -------------

See accompanying notes to consolidated financial statements.

                           DURA PHARMACEUTICALS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     IN THOUSANDS, EXCEPT PER SHARE AMOUNTS
                                  (UNAUDITED)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                                                      THREE MONTHS ENDED         NINE MONTHS ENDED
                                                           SEPTEMBER 30,           SEPTEMBER 30,
                                                     --------------------    ----------------------
                                                         1997        1998         1997         1998
                                                     ----------------------------------------------
     REVENUES:
       Sales                                         $ 36,098    $ 24,961    $ 105,437    $  95,759
       Contract                                         7,245      18,402       22,430       48,308
                                                     --------    --------    ---------    ---------
                Total revenues                         43,343      43,363      127,867      144,067
                                                     --------    --------    ---------    ---------

     OPERATING COSTS AND EXPENSES:
       Cost of sales                                    7,426       5,798       23,373       21,348
       Clinical, development and regulatory             5,807      11,298       18,160       32,375
       Selling, general and administrative             16,733      25,224       49,485       70,685
                                                     --------    --------    ---------    ---------
                Total operating costs and expenses     29,966      42,320       91,018      124,408
                                                     --------    --------    ---------    ---------
     OPERATING INCOME                                  13,377       1,043       36,849       19,659
                                                     --------    --------    ---------    ---------
     OTHER:
       Interest income                                  5,058       5,578       11,437       16,931
       Interest expense                                (2,242)     (2,945)      (2,531)      (9,155)
       Other - net                                        (14)          1           (3)        (504)
                                                     --------    --------    ---------    ---------
                Total other                             2,802       2,634        8,903        7,272
                                                     --------    --------    ---------    ---------
     INCOME BEFORE INCOME TAXES                        16,179       3,677       45,752       26,931
     PROVISION FOR INCOME TAXES                         4,854       1,253       16,357        9,166
                                                     --------    --------    ---------    ---------
     NET INCOME                                      $ 11,325    $  2,424    $  29,395    $  17,765
                                                     --------    --------    ---------    ---------
                                                     --------    --------    ---------    ---------
     NET INCOME PER SHARE:
       Basic                                         $   0.26    $   0.05    $    0.67    $    0.38
                                                     --------    --------    ---------    ---------
                                                     --------    --------    ---------    ---------
       Diluted                                       $   0.24    $   0.05    $    0.62    $    0.37
                                                     --------    --------    ---------    ---------
                                                     --------    --------    ---------    ---------
     WEIGHTED AVERAGE NUMBER OF
       COMMON SHARES:
       Basic                                           43,875      46,367       43,633       46,216
                                                     --------    --------    ---------    ---------
                                                     --------    --------    ---------    ---------
       Diluted                                         47,606      47,578       47,392       47,647
                                                     --------    --------    ---------    ---------
                                                     --------    --------    ---------    ---------

See accompanying notes to consolidated financial statements.

                           DURA PHARMACEUTICALS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  IN THOUSANDS
                                  (UNAUDITED)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                                                               NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                            ----------------------
                                                                1997         1998
                                                            ----------------------
     NET CASH PROVIDED BY OPERATING ACTIVITIES              $  44,504    $  56,628
                                                            ----------   ---------
     INVESTING ACTIVITIES:
       Purchases of short-term investments                   (335,983)    (277,617)
       Sales and maturities of short-term investments         157,334      280,569
       Product acquisitions                                   (71,973)     (40,223)
       Capital expenditures                                   (18,757)     (34,627)
       Issuance of convertible note receivable                      0       (5,000)
       Other                                                      842         (583)
                                                            ----------   ---------

                Net cash used for investing activities       (268,537)     (77,481)
                                                            ----------   ---------
     FINANCING ACTIVITIES:
       Issuance of common stock and warrants - net              4,840        6,332
       Issuance of convertible subordinated notes, net        278,175            0
       Principal payments on long-term obligations            (23,500)           0
                                                            ----------   ---------
                Net cash provided by financing activities     259,515        6,332
                                                            ----------   ---------
     NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS      35,482      (14,521)
     CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD         131,101       72,003
                                                            ----------   ---------

     CASH AND CASH EQUIVALENTS AT END OF PERIOD             $ 166,583    $  57,482
                                                            ----------   ---------
                                                            ----------   ---------

     SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

       Cash paid during the period for:
         Interest (net of amounts capitalized)              $     206    $  11,312
         Income taxes                                       $   1,215    $   5,890


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

The consolidated financial statements include the accounts of Dura and its wholly owned subsidiaries. All intercompany transactions and balances are eliminated in consolidation. Certain reclassifications have been made to amounts included in the prior year's financial statements to conform to the financial statement presentation for the three months and nine months ended September 30, 1998.

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

 For the three months and nine months ended September 30, 1997 and 1998, comprehensive income consisted of (in thousands):


                                                     Three Months Ended                  Nine Months Ended
                                                        September 30,                      September 30,
                                                   1997              1998             1997              1998
                                                   ----              ----             ----              ----
     Net income                                    $11,325        $2,424             $29,395          $17,765
     Other comprehensive income:
              Unrealized gain on
                investments                            119              767              233              684
                                                ----------         --------       ----------      -----------
     Comprehensive income                          $11,444           $3,191          $29,628          $18,449
                                                ----------         --------       ----------      -----------
                                                ----------         --------       ----------      -----------

3. LICENSE AGREEMENTS AND PRODUCT RIGHTS

On August 3, 1998, the Company acquired from an affiliate of American Home Products ("AHP") exclusive U.S. marketing rights to the single-source tuberculosis drug Myambutol-Registered Trademark-. The purchase price consisted of a $33.5 million cash payment made at closing, plus additional payments over the next four years based upon net sales of Myambutol during that period. Based on historical sales data for Myambutol provided by AHP, the Company estimates that such future payments could approximate $50 million.

4. CAPITAL STOCK

COMMON STOCK.On May 21, 1998, the Company's stockholders approved an amendment to the Company's Certificate of Incorporation increasing the number of authorized shares of Common Stock from 100 million to 200 million.

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

5. COMMITMENTS AND CONTINGENCIES

TERMINATION OF MERGER AGREEMENT WITH SCANDIPHARM, INC. On December 1, 1997, the Company terminated a merger agreement with Scandipharm, Inc. ("Scandipharm") entered into on October 20, 1997. On January 16, 1998, Scandipharm filed suit against the Company for breach of contract. On January 19, 1998, the Company filed suit against Scandipharm seeking a declaratory judgment that Dura's termination of the merger agreement did not breach the agreement and for damages against Scandipharm.
The Company believes that it had the right to terminate the merger agreement, that Scandipharm's claims in its lawsuit and its claims for damages are without merit, and the outcome of this matter will not have a material adverse effect on the Company's operations.

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

6. SUBSEQUENT EVENTS

On October 1, 1998, DJ Pharma, Inc. ("DJ") exercised its option under the July 28, 1998 Co-promotion and Option Agreement with Dura to acquire the Rondec product line, Keftab, and certain cough, cold and allergy products from the Company. As consideration for the products, the Company received a secured note receivable and is entitled to receive a percentage of the net sales of certain of the products over a four year period. Dura has committed to providing DJ a $5 million loan upon the closing by DJ of an aggregate equity offering of not less than $15 million.

COMMON STOCK REPURCHASE. On October 12, 1998, the Board of Directors authorized the Company to repurchase up to $50 million of the Company's common stock. Any repurchases made under the program are expected to be funded from existing cash and short- term investments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This information should be read in conjunction with the consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report and the audited financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1997 contained in the Company's 1997 Annual Report to Shareholders, which is incorporated by reference in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. See "Risks and Uncertainties" below for a discussion of factors known to the Company that could cause reported financial information not to be necessarily indicative of future results, including discussion of the effects of seasonality on the Company. The Company undertakes no obligation to release publicly any revisions to any forward-looking statements contained in this report to reflect events and circumstances arising after the date of this report.

RECENT DEVELOPMENTS

On November 4, 1998, Dura and Spiros Development Corporation II, Inc. ("Spiros Corp. II") announced the receipt of a complete response letter from the U.S. Food and Drug Administration ("FDA") indicating that the new drug application ("NDA") submitted by Dura on behalf of Spiros Corp. II for the use of albuterol with the Spiros system ("Albuterol Spiros-TM- is not approvable until and unless certain deficiencies are addressed. The FDA has requested additional clinical trials on the to-be-marketed Spiros inhaler in order to ensure inhaler reliability and replicate clinical outcomes of the initial trials. The FDA has also requested the resolution of a number of chemistry, manufacturing, and control issues. The letter also raised certain issues regarding electromechanical reliability. During the clinical trials, Dura made improvements to the Spiros inhaler which it believes have addressed these issues. Representatives from Dura and the FDA are scheduled to meet to develop a mutually agreed upon plan to resolve these issues.

On September 23, 1998, the Company announced its collaboration with Eli Lilly and Company ("Lilly") to develop pulmonary delivery technology for insulin products under a previously established agreement. The product under development is based on the Company's proprietary Spiros-Registered Trademark- pulmonary drug delivery technology for proteins and peptides. Under the terms of the agreement, the Company received an up-front payment and will receive funding for research as well as additional payments if defined milestones are achieved. In addition, the Company will receive royalties and manufacturing payments on products that reach the market. Lilly has received worldwide commercialization rights for any resulting inhaled insulin products.

On August 3, 1998, the Company acquired from an affiliate of AHP exclusive U.S. marketing rights to the single-source tuberculosis drug Myambutol. The purchase price consisted of a $33.5 million cash payment made at closing, plus additional payments over the next four years based upon net sales of Myambutol during that period. Based on historical sales data for Myambutol provided by AHP, the Company estimates that such future payments could approximate an aggregate of $50 million.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1998

Total revenues for the three months ended September 30, 1998 were $43.4 million, unchanged from the same period in 1997. Net income for the three months ended September 30, 1998 was $2.4 million, or $0.05 per diluted share, a decrease of $8.9 million, or $0.19 per diluted share, from the same period in 1997. The principal factors causing this change are discussed below.

Pharmaceutical sales for the three months ended September 30, 1998 were $25 million, a decrease of $11.1 million, or 31%, over the same period in 1997. The decrease is due in part to a decline in sales of certain of the Company's cough, cold and allergy products resulting from lower prescription volume for such products. In addition, the sales of certain other products declined during the three months ended September 30, 1998 as compared to the same period in 1997 due to differences between the periods in wholesaler buying patterns. These decreases were partially offset by increases in sales of Myambutol, acquired in August 1998.

Gross profit (pharmaceutical sales less cost of sales) for the three months ended September 30, 1998 was $19.2 million, a decrease of $9.5 million, or 33%, as compared to the same period in 1997. This decrease is due to the decrease in pharmaceutical sales discussed above. Gross profit as a percentage of sales was 77% for the three months ended September 30, 1998 compared to 79% for the same period in 1997.

Contract revenue relates primarily to amounts received by the Company for the development of Spiros, the Company's proprietary dry powder pulmonary drug delivery system. Pursuant to agreements with several companies, the Company conducts feasibility testing and development work on various compounds for use with Spiros. Contract revenues include payment for feasibility and development work performed by the Company as well as milestone and technology access payments. Contract revenue for the three months ended September 30, 1998 was $18.4 million, an increase of $11.2 million, or 154%, over the same period in 1997. This increase is due to increased development activity conducted primarily on behalf of Spiros Corp. II and Eli Lilly and Company ("Lilly"). Contract revenues from Spiros- related development and feasibility agreements totaled $17.5 million for the three months ended September 30, 1998 as compared to $6.7 million for the same period in 1997, including $12.6 million from Spiros Corp. II as compared to $6.1 million from Spiros Development Corporation for the same period in 1997. Contract revenues from Lilly totaled $4.8 million for the three months ended September 30, 1998 as compared to $191,000 for the same period in 1997. Contract revenue may fluctuate from period to period base on the achievement of milestones and technology access payments from new partners.

Clinical, development and regulatory expenses for the three months ended September 30, 1998 were $11.3 million, an increase of $5.5 million, or 95%, over the same period in 1997. The increase reflects additional expenses incurred by the Company under feasibility and development agreements covering the use of various compounds with Spiros as discussed above.

Selling, general and administrative expenses for the three months ended September 30, 1998 were $25.2 million, an increase of $8.5 million, or 51%, over the same period in 1997, and increased as a percentage of total revenues to 58% for the three months ended September 30, 1998 as compared to 39% for the same period in 1997. The dollar and percentage increases are primarily due to increased costs associated with expanding the Company's sales force (increase of $7.5 million) and increases in operating costs related to general corporate activities (increase of $612,000). During 1998, the Company has expanded its sales force from approximately 270 representatives to approximately 400 representatives as of September 30, 1998. The rapid expansion of the Company's sales force has resulted in an increase in fiscal 1998 in its selling, general, and administrative expenses, both in total and as a percentage of revenues, as compared to fiscal 1997.

Interest expense for the three months ended September 30, 1998 was $2.9 million, an increase of $703,000, or 31%, as compared to the same period in 1997. The increase is due to interest expense on the Notes issued in July 1997 (see "Liquidity and Capital Resources" below).

The Company records interim provisions for income taxes based on the estimated effective combined tax rate to be applicable for the fiscal year. This estimate is reevaluated by management each quarter based on forecasts of income before income taxes for the year as well as anticipated adjustments from statutory federal and state tax rates. The Company's effective tax rate for the three months ended September 30, 1998 was 34%, compared to 30% for the same period in 1997. During the quarter ended September 30, 1997, the Company reduced its estimate of the combined effective tax rate for fiscal 1997 from 39% to 36%, resulting in an effective tax rate of 30% for the third quarter.

NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1998

Total revenues for the nine months ended September 30, 1998 were $144.1 million, an increase of $16.2 million, or 13%, over the same period in 1997. Net income for the nine months ended September 30, 1998 was $17.8 million, or $0.37 per diluted share, a decrease of $11.6 million, or $0.25 per diluted share, from the same period in 1997. The principal factors causing these changes are discussed below.

Pharmaceutical sales for the nine months ended September 30, 1998 were $95.8 million, a decrease of $9.7 million, or 9%, over the same period in 1997. This decrease is primarily due to a decline in sales of certain of the Company's cough, cold and allergy products resulting from lower prescription volume for such products, partially offset by an increase in sales of Nasarel-Registered Trademark- and Nasalide-Registered Trademark-, acquired in May 1997, and Myambutol, acquired in August 1998.

Gross profit (pharmaceutical sales less cost of sales) for the nine months ended September 30, 1998 was $74.4 million, a decrease of $7.7 million, or 9%, as compared to the same period in 1997. This decrease is due to the decrease in pharmaceutical sales discussed above. Gross profit as a percentage of sales was 78% for the nine months ended September 30, 1998 and 1997.

Contract revenue relates primarily to amounts received by the Company for the development of Spiros, the Company's proprietary dry powder pulmonary drug delivery system. Pursuant to agreements with several companies, the Company conducts feasibility testing and development work on various compounds for use with Spiros. Contract revenues include payment for feasibility and development work performed by the Company as well as milestone and technology access payments. Contract revenue for the nine months ended September 30, 1998 was $48.3 million, an increase of $25.9 million, or 115%, over the same period in 1997. This increase is due to increased development activity conducted on behalf of Spiros Corp. II and Lilly. Contract revenue from Spiros- related development and feasibility agreements for the nine months ended September 30, 1998 totaled $47 million as compared to $21.3 million for the same period in 1997, including $35.6 million from Spiros Corp. II as compared to $18.3 million from Spiros Development Corporation for the same period in 1997. Contract revenues from Lilly totaled $9.6 million for the nine months ended September 30, 1998 as compared to $214,000 for the same period in 1997. Contract revenue may fluctuate from period to period based on the achievement of milestones and technology access payments from new partners.

Clinical, development and regulatory expenses for the nine months ended September 30, 1998 were $32.4 million, an increase of $14.2 million, or 78%, over the same period in 1997. The increase reflects additional expenses incurred by the Company under feasibility and development agreements covering the use of various compounds with Spiros as discussed above.

Selling, general and administrative expenses for the nine months ended September 30, 1998 were $70.7 million, an increase of $21.2 million, or 43%, over the same period in 1997, and increased as a percentage of total revenues to 49% for the nine months ended September 30, 1998 as compared to 39% for the same period in 1997. The dollar and percentage increases are primarily due to increased costs incurred to support the Company's sales and contract revenue, including costs associated with expanding the Company's sales force (increase of $18.9 million), amortization of newly acquired product rights (increase of $564,000) and increases in operating costs related to general corporate activities (increase of $2 million). During 1998, the Company has expanded its sales force from approximately 270 representatives to approximately 400 representatives as of September 30, 1998. The rapid expansion of the Company's sales force has resulted in an increase in fiscal 1998 in its selling, general, and administrative expenses, both in total and as a percentage of revenues, as compared to fiscal 1997.

Interest income for the nine months ended September 30, 1998 was $16.9 million, an increase of $5.5 million, or 48%, as compared to the same period in 1997. The increase is due to higher balances of cash and short-term investments during the nine months ended September 30, 1998 resulting primarily from the investment of the net proceeds of the Notes offering in the third quarter of 1997 (see "Liquidity and Capital Resources" below).

Interest Expense for the nine months ended September 30, 1998 was $9.2 million, an increase of $6.6 million, or 262%, as compared to the same period in 1997. The increase is due to interest expense on the Notes (see "Liquidity and Capital Resources" below).

The Company records interim provisions for income taxes based on the estimated effective combined tax rate to be applicable for the fiscal year. This estimate is reevaluated by management each quarter based on forecasts of income before income taxes for the year as well as anticipated adjustments from statutory federal and state tax rates. The Company's effective tax rate for the nine months ended September 30, 1998 was 34%, compared to 36% for the same period in 1997. This reduction is due primarily to an increase in 1998 in income earned at foreign subsidiaries which is taxed at lower rates.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and short-term investments decreased by $16.8 million to $368.4 million at September 30, 1998 from $385.2 million at December 31, 1997. The decrease is due primarily to cash used for the purchase of Myambutol in August 1998 and for capital expenditures, offset by cash generated by operations. Working capital decreased by $42.9 million to $349.9 million at September 30, 1998 from $392.9 million at December 31, 1997.

On October 12, 1998, the Board of Directors authorized the Company to repurchase up to $50 million of the Company's common stock. Any repurchases made under the program are expected to be funded from existing cash and short-term investments.

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

In addition to the Notes, as of September 30, 1998, the Company had outstanding an aggregate of $16.4 million in current and other long-term obligations, of which $2.9 million is to be paid during the next 12 months. Also as of September 30, 1998, future contingent obligations existed relating to product acquisitions. Payments totaling approximately $50 million are contingent upon the levels of future sales of certain products, and approximately $80 million are contingent upon the continued absence of competing formulations of certain products as defined in the respective agreements. Such contingent obligations are payable through 2004, including approximately $30 million due within the next 12 months.

The Company has entered into a loan agreement which provides for the borrowing of up to $50 million, subject to maintaining certain financial ratios, through May 1, 1999. As of September 30, 1998, no borrowings were or have been outstanding under this agreement.

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

YEAR 2000

The Company utilizes computer systems throughout its business to carry out its day-to-day operations. Beginning in 1997, the Company implemented a program to ensure that its operations would not be adversely impacted by an inability of its computer operating systems to process data having dates on or after January 1, 2000 ("Year 2000"). The program includes an assessment of the Company's information technology ("IT") systems as well as technology systems embedded in the Company's facilities and equipment ("Non-IT").

The first phase in the Company's Year 2000 program was to identify the IT and Non-IT systems with Year 2000 exposure. This phase was completed during 1998. Substantially all the hardware and software comprising the Company's IT systems were replaced in 1997 with systems that are Year 2000 compliant. Accordingly, no further evaluation or testing of these systems is required. The Company is currently evaluating its Non-IT systems to assess whether they are Year 2000 compliant or, if not, whether the systems will be impacted by the change in year. The Company will not be able to assess what, if any, remediation to its Non-IT systems will be necessary until the evaluation phase is complete.

The Company has contacted its significant suppliers, customers, and key business partners to determine the extent to which the Company's business may be affected in the event these parties fail to address their Year 2000 issues. The Company intends to monitor the progress made by these parties and to include in its remediation and contingency plan steps to address any risks arising from their failure to adequately prepare for the Year 2000. In addition, the Company will test key interfacing data systems with its business partners to ensure that all measures taken to become Year 2000 compliant are effective.

The Company will develop a contingency plan to address any Year 2000 exposures from internal and third-party systems that may not be adequately remediated or replaced. While it is difficult to identify all potential Year 2000 exposures, the greatest risks to the Company are an inability to receive and process orders from its customers or for its vendors to supply product inventory. If necessary, the Company's contingency plan will include steps to address these risks such as identification of alternative suppliers, stocking of inventory supply, and developing back-up systems to process sales orders.

Management expects to complete its Year 2000 evaluation, testing and contingency planning by June 30, 1999. The Company estimates that the aggregate costs of its Year 2000 program will be less than $1 million, including costs incurred to date. This estimate excludes the cost of the IT systems implemented in 1997 as the implementation was not in response to the Year 2000 issue. The majority of these costs are not expected to be incremental expenses but rather an allocation of existing resources. The estimated impact, cost, and timing of the Company's Year 2000 program are based on management's best estimate using information currently available. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans.

RISKS AND UNCERTAINTIES

FORWARD-LOOKING STATEMENTS. The Company cautions readers that the statements in this Quarterly Report that are not descriptions of historical facts may be forward-looking statements that are subject to risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors, including those identified below.

REDUCTION IN GROSS MARGINS. There is no proprietary protection for most of the products sold by Dura and substitutes for such products are sold by other pharmaceutical companies. The average selling prices for many of the Company's products may decline over time due to competitive and reimbursement pressures. While Dura will seek to mitigate the effect of this decline in average selling prices, there can be no assurance that Dura will be successful in these efforts.

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

DEPENDENCE ON ACQUISITION OF RIGHTS TO PHARMACEUTICALS. Dura's strategy for growth is dependent, in part, upon acquiring, in-licensing and co-promoting pharmaceuticals to targeted physicians. Other companies, including those with substantially greater resources, are competing with Dura for the rights to such products. There can be no assurance that Dura will be able to acquire, in-license or co-promote additional pharmaceuticals on acceptable terms, if at all. The failure to acquire, in-license, co-promote, develop or market commercially successful pharmaceuticals would have a material adverse effect on the Company's operations. Furthermore, there can be no assurance that Dura, once it has obtained rights to a pharmaceutical and committed to payment terms, will be able to generate sales sufficient to create a profit or otherwise avoid a loss on such product.

DEVELOPMENT RISKS ASSOCIATED WITH SPIROS. Spiros will require significant additional development efforts. There can be no assurance that development of Spiros will be completed successfully, that Spiros will not encounter problems in clinical trials that will cause the delay or suspension of such trials, that current or future testing will show any Spiros product to be safe or efficacious or that any Spiros product will receive regulatory approval in a timely manner, if at all. In addition, regulatory approvals will have to be obtained for each drug to be delivered through the use of Spiros prior to commercialization. Moreover, even if Spiros does receive regulatory approval, there can be no assurance that Spiros will be commercially successful, have all of the patent and other protections necessary to prevent competitors from producing similar products and not infringe on patent or other proprietary rights of third parties. On November 4, 1998, Dura and Spiros Corp. II announced the receipt of a complete response letter from the FDA (the "FDA Letter") relating to the Albuterol Spiros-TM- NDA filed by Dura on behalf of Spiros Corp. II in November 1997. The FDA Letter indicated that the NDA was not approvable until and unless certain deficiencies are addressed, and raised issues including but not limited to chemistry, manufacturing and control, and electromechanical properties and reliability of the inhaler.

The FDA has indicated that an additional clinical trial or trials will be necessary to address the issues raised in the FDA Letter. Such trial or trials may be costly and time-consuming. There can be no assurance that such trial or trials will be successful, and/or that regulatory approval of the Albuterol Spiros-TM- product will be obtained. In any event, conduct of such additional trials would result in a substantial delay in the marketing approval and launch, if any, of the Albuterol Spiros-TM-product (see "Government Regulation; No Assurance of FDA Approval" below). The failure of any Spiros product to receive timely regulatory approval and achieve commercial success would have a material adverse effect on the Company's operations.

CUSTOMER CONCENTRATION; CONSOLIDATION OF DISTRIBUTION NETWORK. The distribution network for pharmaceutical products is largely controlled by a few large wholesale distributors, and, in recent years, the number of independent and small chain drug stores has decreased. Further consolidation among, or any financial difficulties of, distributors or retailers could result in the combination or elimination of warehouses thereby stimulating product returns to the Company. Further consolidation or financial difficulties could also cause customers to reduce their inventory levels or otherwise reduce purchases of the Company's products which could result in a material adverse effect on the Company's operations.

Dura's principal customers are wholesale drug distributors and major drug store chains. For the nine months ended September 30, 1998, one wholesale customer (McKesson Corporation) accounted for 13% of sales. For the same period in 1997, three wholesale customers (McKesson Corporation, Cardinal Health, Inc., and AmeriSource Health Corporation) individually accounted for 11%, 11%, and 10% of sales, respectively.

SEASONALITY AND FLUCTUATING QUARTERLY RESULTS. Historically, as a result of the winter cold and flu season, industry-wide demand for respiratory products has been stronger in the first and fourth quarters than in the second and third quarters of the year. In addition, variations in the timing and severity of the winter cold and flu season have influenced Dura's results of operations in the past. While the growth and productivity of Dura's sales force and the introduction by Dura of new products have historically mitigated the impact of seasonality on Dura's results of operations, recent product acquisitions by Dura, especially Ceclor-Registered Trademark- CD, which is used to treat respiratory infections, increase the impact of seasonality on Dura's results of operations. No assurances can be given that Dura's results of operations will not be materially adversely affected by the seasonality of product sales.

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

There are at least 25 other companies in the U.S. that are currently engaged in developing, marketing and selling respiratory pharmaceuticals. Additionally, there are at least 10 companies currently involved in the development, marketing or sales of dry powder pulmonary drug delivery systems. There are two types of dry powder inhalers ("DPIs") currently in commercial use worldwide, individual dose and multiple dose. Individual dose DPIs currently marketed in the U.S. include the Rotohaler-TM- (developed and marketed by Glaxo Wellcome ("Glaxo")) and the Spinhaler-Registered Trademark- (developed and marketed by Fisons Limited). The Turbuhaler-Registered Trademark- (developed and marketed by Astra Pharmaceuticals, Inc. ("Astra")), a multiple dose DPI, is the leading DPI in worldwide sales. In June 1997, the FDA approved the first Turbuhaler product, the Pulmicort Turbuhaler, for marketing in the U.S., which Astra launched in early 1998. The FDA has also approved two multiple dose DPIs developed by Glaxo, the Flovent-Registered Trademark-Rotadisk-Registered Trademark-and the Serevent-Registered Trademark-Diskus-Registered Trademark-, both launched in early 1998.

DEPENDENCE ON THIRD PARTIES. Dura's strategy for development and commercialization of certain of its products, including Spiros, is dependent upon entering into various arrangements with corporate partners, licensors and others and upon the subsequent success of these partners, licensors and others in performing their obligations. There can be no assurance that Dura will be able to negotiate acceptable arrangements in the future or that such arrangements or its existing arrangements will be successful. In addition, partners, licensors and others may pursue alternative technologies or develop alternative compounds or drug delivery systems either on their own or in collaboration with others, including Dura's competitors. Dura's partners and licensors also have the ability to terminate the contracts in certain circumstances with limited prior notice. Dura has limited experience manufacturing products for commercial purposes and currently does not have the capability to manufacture its pharmaceutical products and therefore is dependent on contract manufacturers for the production of such products for development and commercial purposes. The manufacture of Dura's products is subject to cGMP regulations prescribed by the FDA. Dura relies on a single manufacturer for each of its products. There can be no assurance that Dura will be able to continue to obtain adequate supplies of such products in a timely fashion at acceptable quality and prices. Also, there can be no assurance that Dura will be able to enter into agreements for the manufacture of future products, including Spiros products, with manufacturers whose facilities and procedures comply with cGMP and other regulatory requirements. In the event that Dura is unable to obtain or retain third-party manufacturing, it may not be able to commercialize its products as planned. Dura's current dependence upon others for the manufacture of its products may adversely affect future profit margins on the sale of those products and Dura's ability to develop and deliver products on a timely and competitive basis.

LIMITED MANUFACTURING EXPERIENCE. Dura's principal manufacturing facility is intended to be used to formulate, mill, blend and manufacture drugs to be used with Spiros, pending regulatory approval. Equipment purchases and validation are currently scheduled into 1999. Dura's manufacturing facility must be registered with and licensed by various regulatory authorities and must comply with current cGMP requirements prescribed by the FDA and the State of California. Dura will need to significantly scale up its current manufacturing operations and comply with cGMPs and other regulations prescribed by various regulatory agencies in the U.S. and other countries to achieve the prescribed quality and required levels of production of such products to obtain marketing approval. Any failure or significant delay in the validation of or obtaining a satisfactory regulatory inspection of the new facility, failure to successfully scale up or failure to maintain necessary regulatory approvals for such facilities could have a material adverse effect on the ability of Dura to manufacture products in connection with Spiros. Dura intends to utilize third parties to produce components of and assemble the Spiros aerosol generator. Such third parties have only produced limited quantities of components and assembled limited numbers of generators and will be required to significantly scale up their activities and to produce components on a timely and consistent basis and which meet applicable specifications. There can be no assurance that such third parties will be successful in attaining acceptable service levels or meeting cGMP requirements. Any failure or delay in the scale up or supply or meeting cGMP requirements associated with aerosol generator manufacturing would have a material adverse effect on the ability of Dura to commercialize Spiros products.

MANAGING GROWTH OF BUSINESS. Dura has experienced significant growth primarily as a result of the acquisition and in-licensing of additional respiratory pharmaceutical products. Due to Dura's emphasis on acquiring and in-licensing respiratory pharmaceutical products, Dura anticipates that the integration of its acquired products, as well as any future acquisitions, will require significant management attention and expansion of its sales force. On February 22, 1998, the Company announced that it planned to begin expanding its field sales force immediately from approximately 270 representatives to approximately 450 representatives by the end of 1998. The rapid expansion of the Company's sales force has resulted in an increase in fiscal 1998 in its selling, general and administrative expenses, both in total and as a percentage of revenues, as compared to fiscal 1997.

UNCERTAINTY OF PROFITABILITY; NEED FOR ADDITIONAL FUNDS. Dura has experienced significant operating losses in the past, and at September 30, 1998, Dura's accumulated deficit was $145.9 million. The acquisition and in-licensing of products, the expansion and maintenance of Dura's sales force in response to acquisition, in-licensing, and enhanced promotion of products, the upgrade and expansion of its facilities, continued pricing pressure on its pharmaceutical products, or the exercise of the Stock Purchase Option or Product Options (defined below) will require the commitment of substantial capital resources and may also result in significant impairment of profits, or losses. Depending upon, among other things, the acquisition and in-licensing opportunities available, Dura may need to raise additional funds for these purposes. Adequate funds for these purposes may not be available when needed or on terms acceptable to Dura. Insufficient funds may require Dura to delay, scale back or suspend some or all of its product acquisition, in-licensing and promotional programs, the upgrade and expansion of its facilities, or the potential exercise of the Stock Purchase Option and/or the Product Options. Dura anticipates that its existing capital resources, together with cash expected to be generated from operations and available bank borrowings, should be sufficient to finance its current operations and working capital requirements through at least the next 12 months.

EFFECT OF EXERCISE OF THE STOCK PURCHASE OPTION AND THE PRODUCT OPTIONS; DILUTION. Dura has a purchase option with respect to the outstanding shares of callable common stock of Spiros Corp. II which expires on December 31, 2002 ("Stock Purchase Option"). If Dura exercises the Stock Purchase Option, it will be required to make a substantial cash payment or to issue shares of Dura Common Stock, or both. A payment in cash would reduce Dura's capital resources. A payment in shares of Dura Common Stock would result in a decrease in the percentage ownership of Dura's shareholders at that time. If Dura determines to exercise the Stock Purchase Option, it will likely require Dura to record a significant charge to earnings and may have an adverse impact on future operating results. If Dura does not exercise the Stock Purchase Option prior to its expiration, Dura's rights in and to Spiros with respect to certain compounds will terminate.

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

GOVERNMENT REGULATION; NO ASSURANCE OF FDA APPROVAL. Development, testing, manufacturing and marketing of pharmaceutical products, including drug delivery systems, are subject to extensive regulation by numerous governmental authorities in the U.S. and other countries. The process of obtaining FDA approval of pharmaceutical products and drug delivery systems is costly and time consuming. Any new pharmaceutical product must undergo rigorous preclinical and clinical testing and an extensive regulatory approval process mandated by the FDA. Such regulatory review includes the determination of manufacturing capability and product performance. Marketing of drug delivery systems also requires FDA approval, which can be costly and time consuming to obtain. A separate regulatory approval will need to be obtained for each Spiros drug delivery system. There can be no assurance that the products currently in development by Dura or in collaboration with third parties, or those products acquired or in-licensed will be approved by the FDA. In addition, there can be no assurance that all necessary approvals will be granted for future products or that FDA review or actions will not involve delays caused by the FDA's request for additional information or testing that could adversely affect the time to market and sale of the products. On November 4, 1998, Dura and Spiros Corp. II announced the receipt of a complete response letter from the FDA (the "FDA Letter") relating to the Albuterol Spiros-TM- NDA filed by Dura on behalf of Spiros Corp. II in November 1997. The FDA Letter indicated that the NDA was not approvable until and unless certain deficiencies are addressed, and raised issues including but not limited to chemistry, manufacturing and control, and electromechanical properties and reliability of the inhaler. The FDA has indicated that an additional clinical trial or trials will be necessary to address the issues raised in the FDA Letter. Such trial or trials may be costly and time-consuming. There can be no assurance that such trial or trials will be successful, and/or that regulatory approval of the Albuterol Spiros-TM-product will be obtained. In any event, conduct of such additional trials would result in a substantial delay in the marketing approval and launch, if any, of the Albuterol Spiros-TM- product (see "Development Risk Associated with Spiros" above). For both currently marketed products and future products of

Dura, failure to comply with applicable regulatory requirements can, among other things, result in the suspension of regulatory approval, as well as possible civil and criminal sanctions.

The FDA is continuing an evaluation of the effectiveness of all drug products containing ingredients marketed prior to 1962 (the year of enactment of the "Drug Amendments of 1962" to the Federal Food, Drug and Cosmetic Act) as part of its DESI program and will determine which drugs are considered "new drugs" requiring approval through an NDA for marketing. A Policy Guide (CPG 440.100) issued by the FDA indicates that the FDA will implement procedures to determine whether the new drug provisions are applicable to existing products. This Policy Guide requires that products covered by paragraph B not be similar or related to any drug included in the DESI program or have a different formulation or conditions for use than products marketed before November 13, 1984. If a final determination is made that a particular drug required an approved NDA, such approval will be required for marketing to continue. If such a determination is made, the FDA might impose various requirements; for example, it might require that the current product be the subject of an approved NDA, that the product be reformulated and an NDA approval be obtained, that the product must be sold on an over-the-counter basis rather than as a prescription drug or that the products must be removed from the market. Dura believes that twenty-one of its prescription pharmaceutical products may be covered by paragraph B of the Policy Guide or may be DESI-related. Also, Dura is not aware of evidence to substantiate that three of its products have the same formulation or conditions for use as products marketed before November 13, 1984. There can be no assurance as to which regulatory course the FDA will follow, if any, with respect to many of Dura's pharmaceutical products or whether Dura will be able to obtain any approvals that the FDA may deem necessary. If any negative actions are taken by the FDA, such actions could have a material adverse effect on the business of Dura. Dura's Health Script Pharmacy Services, Inc. ("Health Script") subsidiary is subject to regulation by state regulatory authorities, principally state boards of pharmacy. In addition, Health Script is subject to regulation by other state and federal agencies with respect to reimbursement for prescription drug benefits provided to individuals covered primarily by publicly funded programs.

PATENTS AND PROPRIETARY RIGHTS. Dura's success will depend in part on its ability to obtain patents on current or future products or formulations, defend its patents, maintain trade secrets and operate without infringing upon the proprietary rights of others both in the U.S. and abroad. However, only five of the pharmaceuticals currently marketed by Dura are covered by patents. Dura also has licenses or license rights to certain other U.S. and foreign patent and patent applications. There can be no assurance that patents, U.S. or foreign, will be obtained, or that, if issued or licensed to Dura, they will be enforceable or will provide substantial protection from competition or be of commercial benefit to Dura or that Dura will possess the financial resources necessary to enforce or defend any of its patent rights. Federal court decisions establishing legal standards for determining the validity and scope of patents in the field are in transition. There can be no assurance that the historical legal standards surrounding questions of validity and scope will continue to be applied or that current defenses as to issued patents in the field will offer protection in the future. The commercial success of Dura will also depend upon avoiding the infringement of patents issued to competitors and upon maintaining the technology licenses upon which certain of Dura's current products are, or any future products under development might be, based. Litigation, which could result in substantial cost to Dura, may be necessary to enforce Dura's patent and license rights or to determine the scope and validity of proprietary rights of third parties. If any of Dura's products are found to infringe upon patents or other rights owned by third parties, Dura could be required to obtain a license to continue to manufacture or market such products. There can be no assurance that licenses to such patent rights would be made available to Dura on commercially reasonable terms, if at all. If Dura does not obtain such licenses, it could encounter delays in marketing affected products while it attempts to design around such patents or it could find that the development, manufacture or sale of products requiring such licenses is not possible. Dura currently has certain licenses from third parties and in the future may require additional licenses from other parties to develop, manufacture and market commercially viable products effectively. There can be no assurance that such licenses will be obtainable on commercially reasonable terms, if at all, or that the patents underlying such licenses will be valid and enforceable.

PRODUCT LIABILITY AND RECALL. Dura faces an inherent business risk of exposure to product liability claims in the event that the use of its technologies or products is alleged to have resulted in adverse effects. Such risks will exist even with respect to those products that receive regulatory approval for commercial sale. While Dura has taken, and will continue to take, what it believes are appropriate precautions, there can be no assurance that it will avoid significant product liability exposure. Dura currently has product liability insurance; however, there can be no assurance that the level or breadth of any insurance coverage will be sufficient to fully cover potential claims. There can be no assurance that adequate insurance coverage will be available in the future at acceptable costs, if at all, or that a product liability claim or recall would not materially and adversely affect the Company's operations.

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

TERMINATION OF MERGER AGREEMENT WITH SCANDIPHARM, INC. On December 1, 1997, the Company terminated a merger agreement with Scandipharm entered into on October 20, 1997. On January 16, 1998, Scandipharm filed suit against the Company for breach of contract. On January 19, 1998, the Company filed suit against Scandipharm seeking a declaratory judgment that Dura's termination of the merger agreement did not breach the agreement, and for damages against Scandipharm. The Company believes that it had the right to terminate the merger agreement, that Scandipharm's claims in its lawsuit and its claims for damages are without merit, and that the outcome of this matter will not have a material adverse effect on the Company's operations.

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

In May 1998, the Company adopted a Shareholder Rights Plan in which Preferred Stock purchase rights ("Rights") were distributed as a dividend at the rate of one Right for each share of Common Stock held as of the close of business on June 5, 1998. Each Right entitles shareholders to buy, upon certain events, one one-thousandth of a share of a new series of junior participating Preferred Stock of the Company at an exercise price of $175.00. The Rights are designed to guard against partial tender offers and other abusive tactics that might be used in an attempt to gain control of the Company or to deprive shareholders of their interest in the long-term value of the Company. The Rights are exercisable only if a person or group acquires 15% or more of the Company's Common Stock or announces a tender offer of which the consummation would result in ownership by a person or group of 15% or more of the Company's Common Stock. The Rights are redeemable for one cent per Right at the option of the Board of Directors prior to this event occurring. The Rights expire on June 5, 2008.

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

YEAR 2000 COMPLIANCE CONSIDERATIONS.

The Company utilizes computer systems throughout its business to carry out its day-to-day operations. Beginning in 1997, the Company implemented a program to ensure that its operations would not be adversely impacted by an inability of its computer operating systems to process data having dates on or after January 1, 2000 ("Year 2000"). The program includes an assessment of the Company's information technology ("IT") systems as well as technology systems embedded in the Company's facilities and equipment ("Non-IT").

The first phase in the Company's Year 2000 program was to identify the IT and Non-IT systems with Year 2000 exposure. This phase was completed during 1998. Substantially all the hardware and software comprising the Company's IT systems were replaced in 1997 with systems that are Year 2000 compliant. Accordingly, no further evaluation or testing of these systems is required. The Company is currently evaluating its Non-IT systems to assess whether they are Year 2000 compliant or, if not, whether the systems will be impacted by the change in year. The Company will not be able to assess what, if any, remediation to its Non-IT systems will be necessary until the evaluation phase is complete.

The Company has contacted its significant suppliers, customers, and key business partners to determine the extent to which the Company's business may be affected in the event these parties fail to address their Year 2000 issues. The Company intends to monitor the progress made by these parties and to include in its remediation and contingency plan steps to address any risks arising from their failure to adequately prepare for the Year 2000. In addition, the Company will test key interfacing data systems with its business partners to ensure that all measures taken to become Year 2000 compliant are effective.

The Company will develop a contingency plan to address any Year 2000 exposures from internal and third-party systems that may not be adequately remediated or replaced. While it is difficult to identify all potential Year 2000 exposures, the greatest risks to the Company are an inability to receive and process orders from its customers or for its vendors to supply product inventory. If necessary, the Company's contingency plan will include steps to address these risks such as identification of alternative suppliers, stocking of inventory supply, and developing back-up systems to process sales orders.

Management expects to complete its Year 2000 evaluation, testing and contingency planning by June 30, 1999. The Company estimates that the aggregate costs of its Year 2000 program will be less than $1 million, including costs incurred to date. This estimate excludes the cost of the IT systems implemented in 1997 as the implementation was not in response to the Year 2000 issue. The majority of these costs are not expected to be incremental expenses but rather an allocation of existing resources. The estimated impact, cost, and timing of the Company's Year 2000 program are based on management's best estimate using information currently available. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans.

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

                          PART II - OTHER INFORMATION

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits


Exhibit No.   Description
-----------   -------------
(1)   3.1     Certificate of Incorporation

(2)   3.2     Certificate of Amendment of Certificate of Incorporation,
              effective May 21, 1998

(2)   3.3     Certificate of Designation of Series A Junior Participating
              Preferred Stock

(1)   3.4     Bylaws

     10.1 Amendment No. 5 to Business Loan Agreement dated October 12, 1998 between the Company and Bank of America National Trust and Savings
              Association

     10.2 Amendment No. 6 to Business Loan Agreement dated November 13, 1998 between the Company and Bank of America National Trust and Savings
              Association

     10.3 Employment letter agreement dated July 1, 1998 between the Company and Robert S. Whitehead

     10.4     Notice of Grant of Stock Option dated July 10, 1998  between the
              Company and Robert S. Whitehead

       11     Statements re Computations of Net Income Per Share

       27     Financial Data Schedule


(1) Incorporated by reference to the Company's Form 10-Q for the quarter ended June 30, 1997.

(2) Incorporated by reference to the Company's Registration Statement on Form 8-A filed on May 22, 1998.

(b)  Reports on Form 8-K

     None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          DURA PHARMACEUTICALS, INC.

DATE  NOVEMBER 13, 1998                   /S/ MICHAEL T. BORER
-----------------------                   --------------------
                                          MICHAEL T. BORER
                                          SENIOR VICE PRESIDENT AND CHIEF
                                          FINANCIAL OFFICER
                                          (Principal Financial and Accounting
                                          Officer)

                                     EXHIBIT INDEX
                                         TO
                                      FORM 10-Q

                              DURA PHARMACEUTICALS, INC.



Exhibit No.   Description
----------    -------------
(1)   3.1     Certificate of Incorporation

(2)   3.2     Certificate of Amendment of Certificate of Incorporation,
              effective May 21, 1998

(2)   3.3     Certificate of Designation of Series A Junior Participating
              Preferred Stock

(1)   3.4     Bylaws

     10.1 Amendment No. 5 to Business Loan Agreement dated October 12, 1998 between the Company and Bank of America National Trust and Savings
              Association

     10.2 Amendment No. 6 to Business Loan Agreement dated November 13, 1998 between the Company and Bank of America National Trust and Savings
              Association

     10.3 Employment letter agreement dated July 1, 1998 between the Company and Robert S. Whitehead

     10.4     Notice of Grant of Stock Option dated July 10, 1998  between the
              Company and Robert S. Whitehead

       11     Statements re Computations of Net Income Per Share

       27     Financial Data Schedule


(1) Incorporated by reference to the Company's Form 10-Q for the quarter ended June 30, 1997.

(2) Incorporated by reference to the Company's Registration Statement on Form 8-A filed on May 22, 1998.