Form 10-K
period 1998-12-31
DURA PHARMACEUTICALS INC
filed 1999-03-31
CIK 882098

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

     X           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  ------         EXCHANGE ACT OF 1934

                     For fiscal year ended December 31, 1998

                                       OR

  ------ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)


               For the transition period from ________ to________.

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

                 SECURITIES REGISTERED PURSUANT TO SECTION 12(g)
                    OF THE ACT: COMMON STOCK, $.001 PAR VALUE,
                 PREFERRED STOCK PURCHASE RIGHTS, $.001 PAR VALUE

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

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 15, 1999 was $717.7 million. For the purposes of this calculation, shares owned by officers, directors (and their affiliates) and 10% or greater shareholders known to the registrant have been deemed to be affiliates, which should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant or that such person is controlled by or under common control with the Registrant.

         The number of shares of the Registrant's Common Stock outstanding as of March 15, 1999 was 44,103,633.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of Registrant's Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 20, 1999, to be filed with the Securities and Exchange Commission on or about April 16, 1999, are incorporated in Part III and referred to as the "Proxy Statement."

                                           INDEX


Part I:
         Item 1.   Business....................................................................1
         Item 2.   Properties.................................................................15
         Item 3.   Legal Proceedings..........................................................15
         Item 4.   Submission of Matters to a Vote of Security Holders........................15

Part II:
         Item 5.   Market for Registrant's Common Equity and Related
                   Shareholder Matters........................................................16
         Item 6.   Selected Financial Data....................................................17
         Item 7.   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations........................................17
         Item 7A.  Quantitative and Qualitative Disclosures about Market Risk ................22
         Item 8.   Financial Statements and Supplementary Data................................22
         Item 9.   Changes in and Disagreements with Accountants on
                   Accounting and Financial Disclosure........................................22

Part III:
         Item 10.  Directors and Executive Officers of the Registrant.........................22
         Item 11.  Executive Compensation.....................................................22
         Item 12.  Security Ownership of Certain Beneficial Owners and
                   Management.................................................................22
         Item 13.  Certain Relationships and Related Transactions.............................23

Part IV:
         Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K............23

                   Signatures.................................................................27


                                     PART I

ITEM 1.  BUSINESS

The discussion of Dura Pharmaceuticals, Inc.'s business contained in this report may contain certain projections, estimates and other forward-looking statements that involve a number of risks and uncertainties. For a discussion of factors which may affect the outcome projected in such statements, see "Risks and Uncertainties" on pages 11 through 14 of this Report on Form
10-K. While this outlook represents our current judgment on the future direction of the business, such risks and uncertainties could cause actual results to differ materially from any future performance listed below. We undertake no obligation to release publicly the results of any revisions to these forward-looking statements to reflect events and circumstances arising after the date of this annual report.

OVERVIEW

We are a specialty respiratory pharmaceutical and pulmonary drug delivery company. We are engaged in developing and marketing prescription pharmaceutical products for the treatment of allergies, asthma, pneumonia, and related respiratory conditions and are developing a pulmonary drug delivery system called Spiros-Registered Trademark-. We have strategically focused on the U.S. respiratory market because of its size and growth opportunities. The estimated size of our target market for antihistamines, asthma/rhinitis therapies, cough/cold preparations and anti-infectives in 1998 was approximately $14 billion. The size and fragmented nature of the market as well as the identifiable base of physician prescribers allow us to achieve significant market penetration with a specialized sales force. We currently sell 11 prescription product lines and also own a separate mail service pharmacy, Health Script Pharmacy Services, Inc., which dispenses respiratory pharmaceuticals. Our operations are divided into two business segments: (1) Pharmaceutical Products and (2) Research and Development. See
note 15 of the notes to consolidated financial statements for financial information about each of our segments.

We employ a dual marketing strategy utilizing our focused field sales force of over 400 people and dedicated managed markets sales and marketing and national account groups that cover managed care organizations and retail pharmacy chains. Our field sales force targets a physician base that includes primary care physicians, allergists, ear, nose, and throat specialists, pulmonologists and a selected subset of pediatricians, who we believe collectively write a significant portion of respiratory pharmaceutical prescriptions. Our managed markets sales and marketing group concentrates on sales to large regional and national managed care organizations. We expect to continue expanding both the field sales force and the managed markets sales and marketing group to take advantage of market opportunities.

This marketing strategy has allowed us to leverage our distribution capabilities by acquiring the rights to market additional prescription pharmaceutical products through acquisition, in-license or co-promotion arrangements. Since 1995, we have acquired rights to 10 products targeted at the U.S. respiratory and anti-infective market. In 1996, we acquired from Eli Lilly and Company exclusive U.S. marketing rights to the antibiotic Ceclor-Registered Trademark- CD (cefaclor extended release tablets), which we launched in October 1996. In May 1997, we acquired from Syntex (USA) Inc. and other members of the Roche Group the exclusive U.S. rights to the intranasal steroid products Nasarel-Registered Trademark- and Nasalide-Registered Trademark-(flunisolide) Nasal Solutions 0.025%. In August 1998, we acquired the exclusive U.S. marketing rights to the single-source tuberculosis drug Myambutol-Registered Trademark-.

On December 31, 1998, we entered the hospital-based market for injectable antibiotics. Through an agreement with Bristol-Myers Squibb, we licensed the U.S. distribution rights to two patented injectable antibiotics, Maxipime-Registered Trademark- (cefepime hydrochloride) for Injection and Azactam-Registered Trademark- (aztreonam) for Injection. These products will help facilitate our entry into the hospital market by funding the establishment of a separate acute sales force dedicated to marketing these and other to-be-acquired products. During 1999, we expect to build a hospital-based sales force totaling approximately 125 sales representatives.

The second component of our strategy is to develop the Spiros-Registered Trademark- pulmonary drug delivery system. Spiros is being designed to aerosolize pharmaceuticals in dry powder formulations for delivery to the lungs while providing certain advantages over other currently used methods of pulmonary drug delivery. We have a three-level development program for Spiros which entails:

         - developing, on behalf of Spiros Development Corporation II, Inc., certain drug compounds for use in Spiros, including in the near-term albuterol, beclomethasone and budesonide, three of the drugs most frequently prescribed to treat respiratory conditions,

         - licensing Spiros primarily to pharmaceutical companies, generally for use with certain of their proprietary respiratory products, and

         - developing Spiros, generally in collaboration with third parties, for the systemic delivery of compounds, including certain proteins and peptides, through the lungs for respiratory and non-respiratory indications as an alternative to current invasive delivery techniques.

In November 1997, we, on behalf of Spiros Development Corporation, submitted a new drug application with the FDA for albuterol in the Spiros cassette system. On November 4, 1998, we and Spiros Corp. II announced the receipt of a complete response letter from the FDA which indicated that the new drug application submitted for Albuterol Spiros-TM- will not be approved unless certain deficiencies are addressed. The FDA requested that we and Spiros Corp. II complete additional clinical trials on the Spiros system to ensure the system is reliable and to demonstrate that the system can achieve the same results as the original clinical trial. The FDA also requested that several chemistry, manufacturing, and control issues, as well as certain electromechanical reliability issues be resolved. As a result of several meetings with the FDA, we and Spiros Corp. II have determined the requirements to address these issues and support a resubmission of the Albuterol Spiros new drug application. Additionally, we placed Albuterol Spiros and Beclomethasone Spiros on nearly parallel development tracks. We expect to initiate additional clinical studies for both products in late 1999 on behalf of Spiros Corp. II.

In September 1998, we announced our agreement with Lilly to develop pulmonary delivery technology for insulin. The product under development is based on our proprietary Spiros system for proteins and peptides. This collaboration represents a potentially significant step in diabetes patient care and a vast market opportunity for us. In addition, the partnership provides substantial recognition of the potential of the Spiros technology platform and its application for systemic delivery of macromolecules.

RELATIONSHIP WITH SPIROS CORP. II

On December 22, 1997, Spiros Corp. II completed a $101 million public offering. Under agreements with us, the net proceeds of $94 million from the offering and a $75 million contribution from us are planned to be used to develop Spiros and Spiros applications for use with the drugs albuterol, beclomethasone, ipratropium, albuterol-ipratropium combination, budesonide and additional designated compounds. The offering consisted of 6,325,000 units sold at $16.00 per unit. Each unit consisted of one share of Spiros Corp. II callable common stock and a warrant to purchase one-fourth of one share of our common stock. These warrants will be exercisable from January 1, 2000 through December 31, 2002 at an exercise price of $54.84 per share. In consideration for the warrants and the contribution of $75 million to Spiros Corp. II, we have the right through December 31, 2002 to purchase all, but not less than all, of the then outstanding shares of Spiros Corp. II callable common stock at predetermined prices. We also have an option, through specified dates, to acquire Spiros Corp. II's exclusive rights for the use of Spiros with albuterol and for the use of Spiros with a second product other than albuterol. The purchase price for the Spiros purchase option may be paid, at our option, in cash, shares of common stock, or a combination thereof. The purchase price for the product options may only be paid in cash.

In connection with the offering, we also entered into certain other agreements with Spiros Corp. II which are summarized as follows:

         TECHNOLOGY LICENSE AGREEMENT. Under this agreement, we granted to Spiros Corp. II, subject to existing agreements, an exclusive, worldwide, perpetual, royalty-bearing license to use Spiros in connection with the designated compounds.

         ALBUTEROL AND PRODUCT OPTION AGREEMENT. Under this agreement, we have the option to acquire the rights to use Spiros with albuterol and a second product other than albuterol.

         DEVELOPMENT AGREEMENT. Under this agreement, Spiros Corp. II has engaged us to develop the Spiros products and provide general management services to Spiros Corp. II.

         MANUFACTURING AND MARKETING AGREEMENT. Under this agreement, Spiros Corp. II granted to us an exclusive worldwide license to manufacture and market the Spiros products in exchange for a royalty of 7% on net product sales, as defined in the agreement.

U.S. PRESCRIPTION PHARMACEUTICAL MARKET

We divide our target market into four primary segments:

         -     respiratory infection,

         -     allergy, cough and cold,

         - asthma and chronic obstructure pulmonary disease, also known as COPD and

         -     injectable antibiotics.

RESPIRATORY INFECTION. Respiratory infections are generally caused by a variety of bacteria and can affect either the nasal cavity, sinuses and throat or the lungs. The resulting diagnoses include sinusitis, tonsillitis and bronchitis. These infections are treated with antibiotics, which kill the bacteria causing the symptoms. There are a variety of classes of antibiotics that treat specific ranges, or spectrums, of bacteria. Classes used to treat respiratory infection include cephalosporins, broad spectrum macrolides and quinolones. The U.S. market for these classes is very large, totaling $5.8 billion in 1998 for the oral forms alone. The cephalosporin class accounts for approximately $1.0 billion of this total.

ALLERGY, COUGH AND COLD. While the causes of allergies (which can be seasonal or perennial) and cough and colds differ, nasal congestion and sneezing are common symptoms of these diseases. The U.S. combined market for therapeutic drugs to treat allergies, coughs and colds was $4.2 billion in 1998. Antihistamines and antihistamine/decongestant combinations are the most widely used forms of therapy for allergies and represent the largest portion of the allergy, cough and cold market in the U.S. An additional form of therapy for allergies includes intranasal steroids, such as Nasarel and Nasalide, which are increasingly being prescribed for allergic rhinitis. Cough and cold preparations represent the next largest portion of the allergy, cough and cold market and include decongestant and decongestant/expectorant combinations, cough suppressants and antihistamine combinations and expectorants.

ASTHMA AND COPD. Asthma is a complex physiological disorder characterized by airway hyperactivity to a variety of stimuli such as dust, pollen, stress or physical exercise, resulting in airway obstruction that is partially or temporarily reversible. The U.S. asthma population has grown steadily in recent years. COPD is a complex condition comprising a combination of chronic bronchitis, emphysema and airway obstruction. The disease affects males more often than females and is exacerbated by smoking and other insults to the lung. Incidence is as high as 20% of the adult male population, though only a minority are clinically disabled. The U.S. combined market for therapeutic drugs to treat asthma and COPD was approximately $2.9 billion in 1998.

INJECTABLE ANTIBIOTICS. The acquisition of Maxipime and Azactam marks our entry into the hospital market. Maxipime and Azactam are patented products which compete in the $1.6 billion hospital-based, injectable antibiotic market. Maxipime targets severe hospital-based respiratory and non-respiratory conditions such as pneumonia, urinary tract infection and febrile neutropenia. Azactam is principally used in pneumonia, post-surgical infections and septicemia. Expansion into the hospital market is strategically significant to us as it provides another high-potential platform for growth through the acquisition of additional proprietary products. Our hospital presence is likely to contribute to the success of Albuterol Spiros, pending FDA approval, since the hospital market accounts for a significant share of albuterol sales.

STRATEGY

Our objective is to be a leading supplier of respiratory pharmaceuticals and pulmonary drug delivery systems. We attempt to achieve this objective through the implementation of the following strategies:

- FOCUSING MARKETING EFFORTS ON TARGET PHYSICIAN SPECIALISTS. We employ a dual marketing strategy utilizing our focused field sales force and a dedicated managed markets sales and marketing group. Our primary care field sales force targets a physician base that includes primary care physicians, allergists, ENTs, pulmonologists and a selected subset of pediatricians, who we believe collectively write a significant portion of respiratory pharmaceutical prescriptions. Our managed markets sales and marketing group concentrates on sales to large regional and national managed care organizations. With the acquisition of Maxipime and Azactam, we will be establishing an acute care field sales force which will target hospital-based pulmonologists, general surgeons, infectious disease specialists and hematologists/oncologists. We expect to continue expanding both the field sales force and the managed markets sales and marketing group as warranted by market opportunities.

- ACQUIRING, IN-LICENSING OR CO-PROMOTING PRESCRIPTION PHARMACEUTICALS. We seek to acquire, in-license or co-promote prescription pharmaceuticals or companies developing and/or marketing such pharmaceuticals. We are particularly focused on respiratory drugs that are underpromoted by large pharmaceutical companies. We believe that the pharmaceutical industry is undergoing a restructuring that may create greater opportunities for us. For example, many large pharmaceutical companies are consolidating, merging and/or redirecting their sales forces. This may lead to the underpromotion of certain products deemed too small for large sales forces and create significant acquisition, in-licensing and co-promotion opportunities. Additionally, consolidation among drug companies may make small product lines less desirable to large pharmaceutical companies. We are actively pursuing the acquisition of rights to products and/or companies, which may require the use of substantial capital resources.

- DEVELOPING SPIROS. We have a three-level development program for Spiros which entails (1) developing, on behalf of Spiros Corp. II, certain drug compounds for use in Spiros, including in the near-term albuterol, beclomethasone and budesonide, three of the drugs most frequently prescribed to treat respiratory conditions, (2) licensing Spiros primarily to pharmaceutical companies, generally for use with certain of their proprietary respiratory products, and (3) developing Spiros, generally in collaboration with third parties, for the systemic delivery of compounds, including certain proteins and peptides, through the lungs for respiratory and non-respiratory indications as an alternative to current invasive delivery techniques.

DURA'S CURRENT PRODUCTS

We currently market prescription products in the following therapeutic categories: respiratory; allergy, cough and cold; tuberculosis and injectable antibiotics. The following is a list of our principal prescription pharmaceuticals:

PRODUCTS                                                             RIGHTS
--------                                                        OBTAINED FROM OR
                                                                  DEVELOPED BY
                                                                  ------------
Respiratory Infection
   Ceclor CD (cefaclor extended release tablets)..........            Lilly

Allergy, Cough and Cold
   Nasarel (flunisolide) Nasal Solution...................           Syntex
   Nasalide (flunisolide) Nasal Solution..................           Syntex
   Entex-Registered Trademark- Product Line...............      Procter & Gamble

Tuberculosis
   Myambutol (ethambutol hydrochloride) Tablets...........   American Home Products
   Capastat-Registered Trademark- (capreomycin) for
     Injection and Seromycin-Registered Trademark-
     (cycloserine) capsules...............................            Lilly

Injectable Antibiotics
   Maxipime (cefepime hydrochloride)......................    Bristol-Myers Squibb
   Azactam (aztreonam)....................................    Bristol-Myers Squibb

In September 1996, we acquired the exclusive U.S. rights to the cephalosporin antibiotic Ceclor CD from Lilly. The U.S. oral antibiotic market was $5.8 billion in 1998, of which $1.0 billion was accounted for by cephalosporin antibiotics. We believe that this acquisition complemented our strategy because approximately 60% of antibiotics are prescribed for respiratory infections. Ceclor CD is a twice-a-day dosage form of cefaclor typically taken for seven days. Ceclor, Lilly's currently marketed cefaclor, is normally taken three times a day for 10 days. This product acquisition furthered our strategy of acquiring prescription pharmaceuticals to be marketed by our sales force to our targeted physicians.

In May 1997, we acquired from Syntex the exclusive U.S. rights to the intranasal steroid products Nasarel and Nasalide. The U.S. market for the treatment of perennial and allergic rhinitis was approximately $1.1 billion in 1998, an increase of 24% over 1997. This acquisition complemented our existing strategy because the products fit within our respiratory focus while adding a new respiratory category, nasal steroids, to our product portfolio.

In August 1998, we acquired from American Home Products the exclusive U.S. rights to the single-source tuberculosis drug Myambutol, an oral antibacterial agent used as first line therapy in the treatment of pulmonary tuberculosis. This acquisition strengthened our position in the tuberculosis market, which is an attractive segment of the respiratory market since tuberculosis products require minimal promotional effort. In addition, the Myambutol acquisition supported our shift away from our older, promotion-sensitive products that had been posting declining sales.

In December 1998, we added to our established primary care respiratory line a second source for growing pharmaceutical sales by entering the $1.6 billion hospital-based injectable antibiotic market. Through an agreement with Bristol-Myers Squibb, effective January 1, 1999 we licensed the U.S. distribution rights to two patented injectable antibiotics, Maxipime and Azactam. These products are important additions to our product portfolio for two reasons. In addition to providing a significant source of additional revenue, Maxipime and Azactam will help facilitate our entry into the hospital market by funding the establishment of a separate acute care sales force dedicated to marketing these and other to-be-acquired products. Additionally, this presence in the hospital market positions us to strengthen the market potential for Albuterol Spiros products, pending FDA approval.

SPIROS

Spiros is a proprietary pulmonary drug delivery system that is designed to aerosolize pharmaceuticals in dry powder formulations for delivery to the lungs while providing certain advantages over traditional pulmonary delivery systems. We believe new inhalation systems will gradually replace metered dose inhalers, also known as MDIs, as the leading pulmonary delivery systems, due primarily to the phasing out of CFCs and coordination problems associated with many MDIs. Many companies are studying alternative propellants, such as hydrofluorocarbons, for use in MDIs. The first albuterol MDI using an HFA propellant has been approved by FDA and is being marketed by Schering-Plough. However, we believe that any product utilizing alternative propellants will still suffer from many of the limitations of currently marketed MDIs, including the need for patients to coordinate breathing with actuation of the drug delivery system. There are two types of dry powder inhalers currently in commercial use worldwide, individual dose and multiple dose. Individual dose dry powder inhalers currently marketed in the U.S. include the Rotohaler-TM- (developed and marketed by Glaxo Wellcome) and the Spinhaler-Registered Trademark- (developed and marketed by Fisons Limited). The Turbuhaler-Registered Trademark- (developed and marketed by Astra Pharmaceuticals, Inc.), a multiple dose dry powder inhaler, is the leading dry powder inhaler in worldwide sales. In 1998, the first Turbuhaler product, the Pulmicort Turbuhaler was launched by Astra. The FDA has also approved two multiple dose DPIs developed by Glaxo, the Flovent-Registered Trademark-Rotadisk-Registered Trademark- and the Serevent-Registered Trademark-Diskus-Registered Trademark-, both launched in early 1998.

POTENTIAL ADVANTAGES OF SPIROS. We believe Spiros may have certain advantages over other currently used methods of pulmonary drug delivery including:

         INSPIRATORY FLOW RATE INDEPENDENCE. Spiros is designed to deliver a relatively consistent drug dose to the lungs over a wide range of inspiratory flow rates, which can vary depending on a patient's health, effort or physical abilities. Tests of Spiros on human subjects have shown a relatively consistent and significant level of drug deposition throughout the clinically relevant inspiratory range. Existing dry powder inhalers can vary significantly in their level of drug deposition depending on the patient's inspiratory flow rate and can deliver significantly less drug at the lower flow rates typically associated with asthma attacks.

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

         REDUCED SIDE EFFECTS. Spiros is designed to efficiently deliver drugs to the lungs, thereby reducing drug deposit in the mouth and throat which could reduce the possibility of unwanted side effects of certain drugs, such as coughing and local irritation. With MDIs, a significant portion of the dose is delivered to the mouth and throat and is swallowed.

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

         FREE OF CHLOROFLUOROCARBON PROPELLANTS. CFC propellants have ozone destructive characteristics and are subject to worldwide regulations aimed at eliminating their usage within the decade. Spiros does not use CFCs while most MDIs, currently the most popular form of aerosol drug delivery, use CFCs. Virtually all of the world's industrial nations, under the auspices of the United Nations Environmental Program, have pledged to cease use of CFCs by the year 2000. Continued use of CFCs in medical products has been permitted under annual exemptions. As a result of the planned phase out of CFCs, we believe that dry powder inhalers will become a leading method for pulmonary drug delivery.

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

Two separate Spiros systems are currently under development, both utilizing the same core technology with distinct powder storage systems. Because of the physical and chemical requirements of the specific drugs deliverable by Spiros, as well as the varying needs of the patients and marketplace, we believe that our cassette and blisterdisk systems will provide flexibility for delivery of many different types of drugs.

DEVELOPMENT PROGRAM FOR SPIROS. We have a three-level development program for Spiros. The first level entails developing for use in Spiros, on behalf of Spiros Corp. II, certain drug applications which are currently used to treat respiratory conditions, including the beta-agonist albuterol, two steroids, beclomethasone and budesonide, an anticholinergic, ipratropium and a combination of albuterol and ipratropium. We currently conduct the development efforts and will conduct marketing efforts following regulatory approval, if any, for the products listed below on behalf of Spiros Corp. II under agreements entered into in connection with the Spiros Corp. II offering. For a discussion of certain risks related to the development of the Spiros products, please see "Risks and Uncertainties" below.

ALBUTEROL. Albuterol, a beta-agonist, provides rapid symptomatic relief of reversible bronchospasm. When administered by inhalation, it produces significant bronchodilation promptly and its effects last for a number of hours. Albuterol is the most widely accepted asthma medication in the world. In 1998, U.S. sales of albuterol were approximately $425 million as measured by average wholesale prices.

To address the issues raised in the FDA's complete response letter received in November 1998, we and Spiros Corp. II expect to initiate the additional clinical trials in late 1999 with a targeted launch date in 2001, pending FDA approval. There can be no assurance of FDA approval in a timely manner, if at all.

BECLOMETHASONE. Beclomethasone is a steroid used to treat the inflammatory component of asthma and certain symptoms of COPD. Systemic side effects resulting from the inhalation of beclomethasone are less than those that occur with steroids taken in capsule, tablet or liquid form. Beclomethasone was first launched in MDI form as Vanceril by Schering-Plough and later as Beclovent by Glaxo. In 1998, U.S. sales of beclomethasone were approximately $195 million as measured by average wholesale prices. In the first quarter of 1997, we completed dose ranging studies of a one dosage strength of beclomethasone in the Spiros cassette system under an investigational new drug application. In the fourth quarter of 1997, we commenced a late-stage 12-week trial in humans to demonstrate safety and efficacy. Enrollment of patients was completed by the second quarter of 1998. As a result of feedback received from the FDA regarding Albuterol Spiros, we must conduct additional clinical trials for Beclomethasone. We presently expect to commence such studies by late 1999. Pending successful trial outcomes, we plan to file a new drug application for Beclomethasone Spiros and to launch the product, pending FDA approval, in 2001.

BUDESONIDE. Budesonide is a new generation steroid used to treat the inflammatory component of asthma. Budesonide has been marketed in several dosage forms outside of the U.S., but to date, has only been available in the U.S. in nasal spray form. However, in June 1997, the FDA approved for marketing in the U.S. a dry powder formulation of budesonide for delivery through Astra's Pulmicort Turbuhaler. In 1997, worldwide sales of budesonide were estimated to be greater than $600 million as measured by average wholesale prices. On behalf of Spiros Corp. II, we have begun formulation of budesonide for delivery through Spiros and expect to initiate clinical trials in late 1999.

IPRATROPIUM AND ALBUTEROL-IPRATROPIUM COMBINATION. Ipratropium is an anticholinergic bronchodilator. Ipratropium is most commonly prescribed for the long-term management of COPD and for the treatment of asthmatic patients who are poorly controlled by, or who experience troublesome side effects from, beta-agonists such as albuterol. Ipratropium acts at a site that is different from the site where beta-agonists act and thus affords an alternative approach to the treatment of airway obstruction. Albuterol and ipratropium are frequently prescribed in combination for patients with COPD or asthma. Boehringer Ingelheim has marketed an albuterol-ipratropium combination product, Combivent-Registered Trademark-, outside of the U.S. for a number of years. Combivent was approved for marketing in the U.S. in early 1997 and has recently been launched in MDI form. Based on the substantial work performed with albuterol and the feasibility study conducted with ipratropium, we believe that developing an albuterol-ipratropium formulation for delivery using Spiros will be feasible. However, to focus resources on the development of the steroid products and albuterol, we have suspended work on the ipratropium and albuterol-ipratropium combination products and will review the opportunity for these products at a later date.

The second level of Spiros development consists of licensing Spiros primarily to pharmaceutical companies for use with certain of their proprietary respiratory products. We are currently conducting feasibility studies for pharmaceutical companies to assess the suitability of certain compounds to be delivered using Spiros.

The third level of Spiros development is to develop Spiros, in collaboration with other companies, for the systematic delivery of compounds through the lungs for respiratory and nonrespiratory indications as an alternative to current invasive delivery techniques. We commenced research efforts on the use of Spiros with peptides and proteins in 1995. In September 1998, we announced our agreement with Lilly to develop pulmonary delivery technology for insulin. The product under development is based on our proprietary Spiros system for proteins and peptides. This collaboration represents a potentially significant step in diabetes patient care and a vast market opportunity for us. In addition, the collaboration provides substantial recognition of the potential of the Spiros technology platform and its application to systemic delivery of macromolecules. Lilly is leading the clinical trial efforts, supplying insulin to the program and will be responsible for global marketing efforts. We are formulating the insulin inhalation powder, further developing pulmonary delivery technologies for the products, and will be responsible for manufacturing the final products. For a discussion of the risks associated with the development of Spiros by third parties, please see "Risks and Uncertainties" below.

SALES AND MARKETING

FIELD SALES FORCE. Our specialized sales and marketing organization targets a physician base that includes approximately 60,000 U.S. allergists, ENTs, pulmonologists, pediatricians and generalist physicians who treat a large number of patients with respiratory conditions. We believe this relatively small group of physicians writes a significant portion of respiratory pharmaceutical prescriptions. This concentration allows for effective market penetration by a specialized sales and marketing organization.

As of December 31, 1998, we had 401 pharmaceutical sales representatives nationwide, supervised by 44 district managers, four area recruiter-trainers and six regional directors.

We believe that the personal relationships of our sales representatives with their physician customers are essential to our business. Our sales representatives differentiate themselves from the competition by focusing primarily on respiratory infections, allergy, cough and cold, and by promoting pharmaceuticals used by respiratory specialists in treating patients. With a relatively small target audience, our promotional spending on advertising and direct mail is efficient. We regularly participate in local, regional and national medical meetings of the key specialty groups. We believe that we have established a national awareness of the Dura brand within the U.S. respiratory market.

MANAGED MARKETS SALES AND MARKETING AND NATIONAL ACCOUNTS GROUPS. To implement our marketing strategy, we established dedicated managed markets sales and marketing and national accounts groups, which concentrate on sales to large regional and national managed care organizations and retail pharmacy chains. These organizations include health maintenance organizations, also known as HMOs, preferred provider organizations, also known as PPOs, large drug merchandising chains, nursing home providers and mail order pharmacies. A primary goal of the managed markets sales and marketing group is to place our products on approved formulary lists of HMOs and PPOs.

HEALTH SCRIPT

In March 1995, we acquired Health Script, located in Denver, Colorado. Health Script is a mail service pharmacy which dispenses respiratory pharmaceuticals. Mail order services are particularly well-suited for respiratory patients who are long-term, chronic users of certain pharmaceuticals and to whom the convenience and cost efficiency of mail order is appealing. Health Script currently dispenses over 100 respiratory products manufactured by third parties. Health Script is focused on working with home healthcare providers and patients to coordinate respiratory medication services and patients' management programs. Health Script markets its services through specialty field sales representatives and telemarketing. The existing patient base is maintained by telephone contact with patients to monitor compliance with their doctors' prescriptions.

COMPETITION

Many companies, including large pharmaceutical firms with financial and marketing resources and development capabilities substantially greater than ours, are engaged in developing, marketing and selling products that compete with those offered or planned to be offered by us. We believe that competition among both prescription pharmaceuticals and pulmonary drug delivery systems aimed at the respiratory infection, allergy, cough and cold, and asthma and COPD markets will be based on, among other things, product efficacy, safety, reliability, availability and price. As the respiratory market continues to evolve, there will be numerous dry powder inhalers, as well as CFC-free versions that will continue to offer competitive advantages to already existing products in the market place.

There are at least 25 other companies in the U.S. that are currently engaged in developing, marketing and selling respiratory pharmaceuticals. Additionally, there are at least 10 companies currently involved in the development, marketing or sales of dry powder pulmonary drug delivery systems. There are two types of DPIs currently in commercial use worldwide, individual dose and multiple dose. Individual dose DPIs currently marketed in the U.S. include the Rotohaler-TM- (developed and marketed by Glaxo Wellcome) and the Spinhaler-Registered Trademark- (developed and marketed by Fisons Limited). The Turbuhaler-Registered Trademark- (developed and marketed by Astra Pharmaceuticals, Inc.) a multiple dose DPI, is the leading DPI in worldwide sales. In 1998, the first Turbuhaler product, the Pulmicort Turbuhaler was launched by Astra. The FDA has also approved two multiple dose DPIs developed by Glaxo, the Flovent-Registered Trademark-Rotadisk-Registered Trademark- and the Serevent-Registered Trademark-Diskus-Registered Trademark-, both launched in early 1998.

CLINICAL, DEVELOPMENT AND REGULATORY

Our clinical, development and regulatory expenses relate primarily to product development and regulatory compliance activities. Clinical, development and regulatory expenses were $18.5 million, $25.3 million and $43.9 million for the years ended December 31, 1996, 1997 and 1998, respectively. The clinical, development and regulatory expenses associated with Spiros development, for which Dura recorded contract revenues from third parties were $17.2 million, $22.9 million and $40.7 million for the years ended December 31, 1996, 1997 and 1998, respectively.

PATENTS AND PROPRIETARY RIGHTS

We presently hold five U.S. patents and four U.S. patent applications relating to the Spiros technology to be further developed by Spiros Corp. II. The issued patents include a patent with claims covering the use in Spiros of an impeller to create an aerosol cloud of a drug intended for inhalation, which expires in 2011. We have also filed certain continuations in part and foreign patent applications relating to Spiros. All of the above patents and patent applications, relating to the Spiros technology, together with their respective continuations in part and foreign patent applications, have been licensed to Spiros Corp. II under our technology license agreement. Until the expiration or termination of our purchase option, we are required to file patent applications, at Spiros Corp. II's expense, with respect to inventions included in the program technology. We will be the owner and Spiros Corp. II will be the exclusive licensee for use with the Spiros products of any patents included in the program technology.

We consider the protection of discoveries in connection with our development activities important to our business. We intend to seek patent protection in the U.S. and selected foreign countries where deemed appropriate.

We also rely on trade secrets, unpatented proprietary know-how and continuing technological innovation to develop our competitive position. We enter into confidentiality agreements with certain of our employees under which these employees agree to assign to us any inventions relating to our business made by them while in our employ.

In connection with one of the patents described above, in 1993, we entered into an agreement with the principal inventor of the Spiros technology which, among other things, provides compensation to the inventor over the life of the patent which is linked to annual sales of products related to such patent. Such compensation amounts to approximately $1 million of the first $50 million of annual sales of such products, and $1 million of the next $100 million of annual sales, with a maximum aggregate compensation of $6 million.

The Ceclor CD, Nasarel, Nasalide, Maxipime and Azactam products or processes to make such products are covered by patents which expire between 2003 and 2008. Our other pharmaceutical products are not protected by patents. For a discussion of risks related to our intellectual property, please see "Risks and Uncertainties" below.

GOVERNMENT REGULATION

The manufacturing and marketing of our products are subject to regulation by various Federal and state government authorities. In the U.S., pharmaceuticals and drug delivery systems, including Spiros, are also subject to rigorous FDA regulation and may be subject to regulation by other jurisdictions, including the State of California. The Federal Food, Drug, and Cosmetic Act and the Public Health Service Act govern the testing, manufacture, safety, efficacy, labeling, storage, record keeping, approval, advertising and promotion of our products. Product development and approval within this regulatory framework takes a number of years and involves the expenditure of substantial resources.

To obtain FDA approval for each of the Spiros products, each of the following steps and possibly others must be conducted: (1) laboratory and possibly animal tests, (2) the submission to the FDA of an investigational new drug application, which must become effective before human testing may commence,
(3) adequate and well-controlled human testing to establish safety and efficacy, (4) the submission of a new drug application to the FDA for marketing approval, and (5) FDA approval of the new drug application prior to any commercial sale or shipment. The new drug application must include, in addition to a compilation of preclinical and clinical data, complete information about product performance and manufacturing facilities and processes. Prior to completion of the regulatory review process, the FDA may conduct an inspection of the facility, manufacturing procedures, operating systems and personnel qualifications. In addition to obtaining FDA approval for each product, each domestic drug and/or device manufacturing facility must be registered with and approved by the FDA. Domestic manufacturing facilities are subject to biennial inspections by the FDA and inspections by other jurisdictions and must comply with current good manufacturing practice for both drugs and devices. To supply products for use in the U.S., foreign manufacturing establishments must comply with current good manufacturing practice and other requirements and are subject to periodic inspection by the FDA or by regulatory authorities in such countries under reciprocal agreements with the FDA.

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

Clinical trials involve the administration of the pharmaceutical product to healthy volunteers or to patients identified as having the condition for which the pharmaceutical agent is being tested. The pharmaceutical product is administered under the supervision of a qualified principal investigator. Clinical trials are conducted in accordance with Good Clinical Practice and protocols previously submitted to the FDA as part of the investigational new drug application) that detail the objectives of the study, the parameters used to monitor safety and the efficacy criteria evaluated. Each clinical study is conducted under the auspices of an independent Institutional Review Board at the institution at which the study is conducted. The review board considers, among other things, the design of the study, ethical factors, the safety of the human subjects and the possible liability risk for the institution.

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

The results of the preclinical and clinical trials for pharmaceutical drug products such as those currently marketed or being developed by us are submitted to the FDA in the form of a new drug application for marketing approval. FDA approval can take several months to several years, or approval may be denied. The approval process can be affected by a number of factors, including the severity of side effects, the availability of alternative treatments and the risks and benefits demonstrated in clinical trials. Additional animal studies or clinical trials may be requested during the FDA review process and may delay marketing approval. After FDA approval for the initial indication, further clinical trials are necessary to gain approval for the use of the product for any additional indications. The FDA may also require post-marketing testing and surveillance to monitor for adverse effects, which can involve significant additional expense.

Although the FDA has considerable discretion to decide what requirements must be met prior to approval, we believe, based upon the FDA's historical practice with respect to drug inhalers, that the FDA is likely to regulate each combination of Spiros with a compound as a discrete pharmaceutical or drug product requiring separate approval as a new drug. Although the safety and efficacy of the compounds being developed on behalf of Spiros Corp. II in Spiros have already been established in currently marketed formulations and delivery mechanisms, the approved requirements for new pulmonary delivery systems such as Spiros are quite rigorous.

For both currently marketed and future products, failure to comply with applicable regulatory requirements after obtaining regulatory approval can, among other things, result in the suspension of regulatory approval, as well as possible civil and criminal sanctions. In addition, changes in regulations could have a material adverse effect on us.

Health Script is subject to regulation by state regulatory authorities, principally state boards of pharmacy. In addition, Health Script is subject to regulation by other state and Federal agencies with respect to reimbursement for prescription drug benefits provided to individuals covered primarily by publicly funded programs. For a description of the risks related to government regulation, please see "Risks and Uncertainties" below.

MANUFACTURING

Our principal manufacturing facility is located near our headquarters in San Diego, California. The facility initially will be used to formulate, mill, blend and manufacture drugs to be used with Spiros, pending regulatory approval. Our manufacturing facility must be registered with and licensed by various regulatory authorities and must comply with current good manufacturing practice requirements prescribed by the FDA and the State of California. We are currently expanding our facilities to provide additional manufacturing capabilities. We will need to significantly scale up our current manufacturing operations from clinical supply scale to commercial scale and comply with regulations prescribed by various regulatory agencies in the U.S. and other countries to achieve the prescribed quality and required levels of production of such products and to obtain marketing approval. Any failure or significant delay in the validation of or obtaining a satisfactory regulatory inspection of the new facility or failure to successfully scale up could have a material adverse effect on our ability to manufacture products in connection with Spiros.

We have limited experience manufacturing products for commercial purposes and do not have the capability to manufacture our current pharmaceutical products. We are dependent on contract manufacturers for the production of our products for development and commercial purposes. Our current dependence upon others for the manufacture of our products may adversely affect the future profit margin, if any, on the sale of those products and our ability to develop and deliver products on a timely and competitive basis.

HUMAN RESOURCES

We had 942 employees as of December 31, 1998, consisting of 511 people in sales and marketing, of which 475 constitute the field sales force and the managed markets group, 88 in administration and finance, 246 in clinical, regulatory and research and development and 97 at Health Script. None of our employees are represented by a labor union, and we believe we maintain positive relations with both field and corporate personnel.

RISKS AND UNCERTAINTIES

SPIROS-Registered Trademark- REQUIRES SIGNIFICANT ADDITIONAL DEVELOPMENT WHICH IS COSTLY, TIME-CONSUMING AND MAY NEVER BE COMMERCIALLY SUCCESSFUL. Spiros, our proprietary dry powder pulmonary drug delivery system, will require significant additional development efforts as well as clinical testing. This work is very costly and time consuming. Even after spending significant amounts of money and time, the development and commercialization (if any) of any Spiros product may not be successful.

BEFORE WE CAN MARKET ANY SPIROS PRODUCT, WE WILL HAVE TO OBTAIN REQUIRED GOVERNMENTAL APPROVALS, WHICH IS NOT ASSURED; FAILURE TO OBTAIN SUCH APPROVALS WOULD HAVE AN ADVERSE EFFECT ON OUR BUSINESS. The development, testing, manufacturing and marketing of pharmaceutical products are subject to extensive regulation by governmental authorities, including the FDA. Each Spiros product will have to obtain approval from the FDA before that product can be manufactured or marketed. The review and approval process mandated by the FDA is very rigorous, requiring extensive preclinical and clinical testing as well determining manufacturing capability and product performance. None of the products currently in development by Dura or in collaboration with third parties may ever be approved by the FDA. Failure to obtain such approvals would have an adverse effect on our business and results of operations.

OUR REGULATORY APPLICATION SUBMITTED TO THE FDA FOR ALBUTEROL SPIROS-TM- WILL NOT BE APPROVED WITHOUT ADDITIONAL CLINICAL TRIALS, WHICH WILL DELAY THE COMMERCIALIZATION OF ALBUTEROL SPIROS. On November 4, 1998 Dura and Spiros Corp. II announced the receipt of a complete response letter from the FDA. The letter indicated that the new drug application submitted by Dura on behalf of Spiros Corp. II for Albuterol Spiros will not be approved unless certain deficiencies are addressed. The FDA requested that additional clinical trials on the Spiros inhaler be completed to ensure the inhaler is reliable and to replicate clinical outcomes of the initial trials. The FDA also requested that several chemistry, manufacturing and control issues, as well as certain electromechanical reliability issues be resolved. As a result of a series of meetings with the FDA, Dura and Spiros Corp. II have determined the requirements to address these issues to support the resubmission of the new drug application for Albuterol Spiros. Dura, on behalf of Spiros Corp. II, expects to initiate clinical trials for both Albuterol Spiros and Beclomethasone Spiros-TM- in the fourth quarter of 1999 and to commercialize these products in 2001, pending successful development and FDA approval. We cannot predict or assure the successful outcome of additional trials to support the resubmission of the new drug application, or if the FDA will ever approve this new drug application.

WE WILL NEED TO SIGNIFICANTLY EXPAND OUR MANUFACTURING CAPABILITY AND COMPLY WITH GOVERNMENT REGULATIONS BEFORE WE CAN MANUFACTURE OUR SPIROS PRODUCT. We will need to significantly expand our current manufacturing operations and comply with current good manufacturing practices and other regulations prescribed by various regulatory agencies in the U.S. and other countries to achieve the quality and required levels of production of such products to obtain marketing approval. In addition, our manufacturing facility must be registered with and licensed by various regulatory authorities and must comply with current good manufacturing practice requirements prescribed by the FDA and the State of California. We intend to utilize third parties to produce components of and assemble the Spiros inhaler. Such third parties have only produced limited quantities of components and assembled limited numbers of inhalers. These third parties will be required to significantly scale up their activities and to produce components which meet applicable specifications on a timely and consistent basis. Such third parties may not be successful in attaining acceptable service levels or meeting regulatory requirements which would have an adverse effect on our ability to commercialize the Spiros products.

WE INTEND TO CONTINUE TO PURSUE OUR STRATEGY OF ACQUIRING COMPLEMENTARY PRODUCTS AND TECHNOLOGIES WHICH COULD RESULT IN SIGNIFICANT CHARGES TO EARNINGS AND REQUIRE THE USE OF CAPITAL RESOURCES. As part of our business strategy, we intend to continue to pursue the acquisition of complementary product rights and technologies. Such acquisitions could result in significant charges to earnings as well as require the use of a large amount of our available capital resources. Depending on the acquisition opportunities available and our use of existing funds to fund existing capital and operating needs, Dura may need to raise additional funds to finance such transactions. If adequate funds are not available when needed on terms acceptable to us, our ability to complete acquisitions could be limited. Further, there can be no assurance that reimbursement will be available to enable us to achieve market acceptance of our products or to maintain price levels sufficient to realize an appropriate return on our investment in product acquisition, in-licensing and development.

THE PHARMACEUTICAL INDUSTRY IS EXTREMELY COMPETITIVE. Many companies, including large pharmaceutical firms with financial and marketing resources and development capabilities substantially greater than those of Dura, are engaged in developing, marketing and selling products that compete with those offered or planned to be offered by Dura. The selling prices of such products typically decline as competition increases. Further, other products now in use or under development by others may be more effective than our current or future products. The industry is characterized by rapid technological change, and competitors may develop their products more rapidly than we are able. Competitors may also be able to complete the regulatory process sooner, and therefore, may begin to market their products in advance of our products. Our failure to effectively respond to the competitive pressures of our industry would have an adverse effect on our business and results of operations.

WE COMPETE WITH MANY COMPANIES FOR THE ACQUISITION OF PRODUCT RIGHTS; FAILURE TO ACQUIRE PRODUCT RIGHTS COULD HAVE AN ADVERSE EFFECT ON OUR BUSINESS. Our strategy for growth is dependent, in part, on our ability to continue to acquire product rights. Other companies, including those with substantially greater resources, are competing with us for the rights to such products. We may not be able to acquire, in-license or co-promote additional pharmaceuticals on acceptable terms, or at all. The failure to acquire, in-license, co-promote, develop or market commercially successful pharmaceuticals would have an adverse effect on our ability to achieve our targeted growth rates.

GROSS MARGINS ON PHARMACEUTICAL PRODUCTS MAY DECREASE AS A RESULT OF A NUMBER OF FACTORS OUTSIDE OUR CONTROL, WHICH WOULD HAVE AN ADVERSE EFFECT ON OUR BUSINESS. We do not have proprietary protection for several of the products we sell and substitutes for such products are sold by other pharmaceutical companies. In addition, the average selling prices for many of our products may decline over time due to competitive and reimbursement pressures. We may not be successful in any efforts we take to mitigate the effect of a decline in average selling prices. Our commercial success will depend in part on the price that third-party healthcare payors, such as government and private health insurers and managed care organizations, are willing to pay for our products. Third-party payors continually challenge the pricing of medical products and services. Many managed care organizations limit the number of pharmaceutical products they approve for reimbursement. The competition between pharmaceutical companies to get their products approved for reimbursement may also result in downward pricing pressure in the industry. Any of these factors causing a decline in average selling prices would also reduce the gross margins we achieve.

ALTERNATIVE SUPPLIERS TO OUR THIRD-PARTY MANUFACTURERS MAY NOT BE AVAILABLE ON A TIMELY BASIS WHICH WOULD HAVE AN ADVERSE EFFECT ON OUR BUSINESS. We do not have the capability to manufacture the pharmaceutical products we currently sell. As a result, we are dependent on third-party contract manufacturers for the supply of our products. These products are supplied under short-term and long-term supply agreements. If these manufacturers were unable to supply product, it could be difficult for us to secure alternative sources of supply in a timely manner. This would impair our ability to ship product to our customers and could have an adverse effect on our business and results of operations.

OUR EXERCISE OF THE SPIROS CORP. II STOCK PURCHASE OR PRODUCT OPTIONS MAY HAVE AN ADVERSE EFFECT ON OUR BUSINESS. We have a purchase option with respect to the outstanding shares of callable common stock of Spiros Corp. II which expires on December 31, 2002. We may or may not exercise this option. If we exercise our stock purchase option, we will be required to make a substantial cash payment or to issue shares of our common stock, or both. A payment in cash would reduce our capital resources. A payment in shares of our common stock would result in a decrease in the percentage ownership of our shareholders at that time and have a dilutive effect on future earnings per share. If we determine to exercise the stock purchase option, it will likely require us to record a significant charge to earnings. If we do not exercise our stock purchase option prior to its expiration in December 2002, our rights in and to Spiros with respect to certain compounds will terminate.

WE ALSO HOLD OPTIONS TO PURCHASE FROM SPIROS CORP. II CERTAIN RIGHTS TO ALBUTEROL SPIROS AND RIGHTS TO USE SPIROS WITH AN ADDITIONAL PRODUCT OTHER THAN ALBUTEROL. We may or may not exercise either of these options. If we exercise either of our product options, we will need to make a significant cash payment which could have an adverse effect on our capital resources. Any such cash payment also may result in a significant charge to our earnings in the period we exercise the option. We may not have sufficient capital resources to exercise the product options, which may result in our loss of valuable rights.

OUR ABILITY TO OBTAIN PATENTS AND PROTECT OUR PROPRIETARY RIGHTS IS UNCERTAIN AND COULD RESULT IN AN ADVERSE EFFECT ON OUR BUSINESS. Our ability to obtain patents on current or future products or formulations, defend our patents, maintain trade secrets and operate without infringing upon the proprietary rights of others both in the U.S. and abroad is uncertain. Patents may never issue. Even if issued or licensed to us, patents may not be enforceable, provide substantial protection from competition or be of commercial benefit to Dura. Even if all these are true, we may not possess the financial resources necessary to enforce or defend any of our patent rights. Our commercial success will also depend upon avoiding the infringement of patents issued to competitors and upon maintaining the technology licenses upon which certain of our products are based. Litigation, which is costly, may be necessary to enforce our patent and license rights or to determine the scope and validity of proprietary rights of third parties. If any of our products are found to infringe upon patents or other rights owned by third parties, we could be required to obtain a license to continue to manufacture or market such products. Licenses to such patent rights may not be available to us on commercially reasonable terms, if at all. If we do not obtain such licenses, we could encounter delays in marketing affected products or we could find that the development, manufacture or sale of products requiring such licenses is not possible.

OUR STOCK PRICE IS VOLATILE. The market prices for securities of emerging companies, including ours, have historically been highly volatile. Future announcements concerning us or our competitors may have a significant impact on the market price of our common stock. Such announcements might include (1) financial results, (2) the results of clinical testing of our or our competitors' products, (3) regulatory developments, (4) technological innovations, (5) new commercial products, (6) changes to government regulations, (7) regulatory decisions on commercialization of products, (8) developments concerning proprietary rights, (9) litigation or public concern as to safety of our products or (10) our failure to achieve securities analysts' expectations concerning our earnings per share or revenues.

WE ARE INVOLVED IN CERTAIN LAWSUITS AND CANNOT PREDICT THEIR OUTCOME. We are involved n certain lawsuits as described in note 14 of the notes to consolidated financial statements. The outcome of these lawsuits and any other suits we may become involved in cannot be predicted. An adverse outcome could have an adverse effect on our business or results of operations.

SEASONALITY AND THE TIMING AND SEVERITY OF THE WINTER COLD AND FLU SEASON CAN HAVE AN ADVERSE EFFECT ON OUR OPERATING RESULTS. Historically, as a result of the winter cold and flu season, industry-wide demand for respiratory products has been stronger in the first and fourth quarters than in the second and third quarters of the year. In addition, variations in the timing and severity of the winter cold and flu season have influenced our results of operations in the past. Our recent product acquisitions, especially Ceclor-Registered Trademark- CD, which is used to treat respiratory infections, increase the impact of seasonality on our results of operations.

A PROPOSED NEW ACCOUNTING STANDARD MAY REQUIRE US TO CONSOLIDATE SPIROS CORP. II WHICH WOULD HAVE AN ADVERSE EFFECT ON OUR BUSINESS. In February 1999, the Financial Accounting Standards Board issued an exposure draft of a proposed new statement of financial accounting standards entitled "Consolidated Financial Statements: Purpose and Policy." This proposed standard, if adopted, would modify existing standards which govern when entities should be consolidated. During its exposure period, interested parties have the opportunity to comment on the proposed changes and these comments will be considered prior to issuing the standard in its final form, if one is issued at all.

If adopted as initially proposed, this standard may require us to consolidate Spiros Corp. II into our financial statements. Such consolidation would have an adverse effect on our results of operations.

OUR PRODUCTS MAY CAUSE PRODUCT LIABILITY CLAIMS OR NEED TO BE RECALLED, EITHER OF WHICH WOULD HAVE AN ADVERSE EFFECT ON OUR BUSINESS. We face an inherent business risk of exposure to product liability claims in the event that the use of our technologies or products is alleged to have resulted in adverse effects. The level or breadth of any insurance coverage we currently maintain may not be sufficient to fully cover potential claims. Adequate insurance coverage may not be available in the future at acceptable costs, if at all.

CERTAIN OF OUR CHARTER AND OTHER CONTRACTUAL PROVISIONS MAY PREVENT A CHANGE OF CONTROL WHICH COULD BE BENEFICIAL TO OUR SHAREHOLDERS. Certain provisions of our charter documents, outstanding securities, including certain warrants, options and our notes, and our shareholder rights plan may have the effect of delaying, deferring or preventing a change in control. This could deprive you of an opportunity to receive a premium for your shares of common stock.

WE MAY NOT ADEQUATELY ADDRESS YEAR 2000 ISSUES WHICH COULD HAVE AN ADVERSE EFFECT ON OUR BUSINESS. We are currently evaluating certain of our systems to assess whether they are year 2000 compliant or, if not, whether the systems will be impacted by the change in year. We will not be able to assess what, if any, remediation to these systems will be necessary until the evaluation phase is complete. We have not yet completed our audit of the compliance efforts of our significant suppliers, customers and key business partners to determine the extent to which our business may be affected if these parties fail to address their year 2000 issues. We estimate that the aggregate costs of our year 2000 program will be less than $1 million, including costs incurred to date. There can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Our failure to adequately address our year 2000 risks would have an adverse effect on our business and results of operations. For a more complete description of the initiatives we have implemented with respect to the year 2000 issue, please see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 2.   PROPERTIES

We own and occupy our campus in San Diego, California consisting of (1) a 77,000 square foot headquarters facility and (2) a 155,000 square foot facility, which we completed in January 1999, to be used for research and development purposes. We own two other buildings that are situated on another parcel of land near our headquarters. One building, consisting of approximately 34,000 square feet, is partially occupied and is being used for manufacturing purposes. The second building, consisting of approximately 49,000 square feet, contains our manufacturing facility that will be used to formulate, mill, blend and fill drugs to be used with Spiros and is also used for warehouse space. We also occupy an additional 54,000 square feet of office and laboratory space under a short-term lease.

We also lease approximately 21,660 square feet of space in Denver, Colorado, which houses the operations of Health Script's mail service pharmacy. The lease term expires in January 2003.

We consider our facilities adequate for our current needs and believe that additional space can be obtained in the future, if necessary.

ITEM 3.  LEGAL PROCEEDINGS

TERMINATION OF MERGER AGREEMENT WITH SCANDIPHARM, INC. - On December 1, 1997, Dura terminated a merger agreement with Scandipharm, Inc. ("Scandipharm") entered into on October 20, 1997. On January 16, 1998, Scandipharm filed suit against us for breach of contract. On January 20, 1998, we filed suit against Scandipharm seeking a declaratory judgment that our termination of the merger agreement did not breach the agreement and for damages against Scandipharm. We believe that we had the right to terminate the merger agreement, that Scandipharm's claims in its lawsuit and its claims for damages are without merit, and the outcome of this matter will not have a material adverse effect on our financial condition or operations.

SHAREHOLDER CLASS ACTION LITIGATION - In January and February 1999, several class action suits were filed against Dura, various current or former officers and directors, and one of our investment bankers in the United States District Court for the Southern District of California. The lawsuits allege violations of the federal securities laws, and all but one suit purport to seek damages on behalf of a class of shareholders who purchased Dura common stock during the period of April 15, 1997 through February 24, 1998. The remaining action relates to a class of shareholders who purchased Dura common stock during the period of March 31, 1997 through February 24, 1998. The lawsuits are in the process of being voluntarily consolidated into a single action. We believe that the lawsuits are without merit and intend to defend against them vigorously.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
         RELATED SHAREHOLDER MATTERS

Our common stock is traded on the Nasdaq National Market under the symbol "DURA." The following table sets forth the high and low sale prices of Dura's common stock as reported on Nasdaq, without retail mark-up, mark-down or commissions, during each quarter in 1996, 1997 and 1998:


                                High               Low
                                ----               ---
1996
First quarter                 $26.375            $16.75
Second quarter                $24.50             $23.688
Third quarter                 $40.00             $21.375
Fourth quarter                $47.75             $31.50

1997
First quarter                 $44.625            $33.625
Second quarter                $43.25             $25.00
Third quarter                 $44.75             $33.375
Fourth quarter                $52.875            $43.25

1998
First quarter                 $47.50             $23.375
Second quarter                $28.50             $21.688
Third quarter                 $26.75             $10.438
Fourth quarter                $15.188            $ 8.188


On March 15, 1999 the closing price of Dura's common stock was $16.313. At March 22, 1999 there were approximately 620 holders of record of Dura's common stock. No cash dividends were declared or paid in 1996, 1997, or 1998.

On December 19, 1997, Dura issued 896,606 shares of its common stock which were not registered pursuant to the Securities Act of 1933, as amended (the "Act"). The shares were issued to the shareholders of Spiros Corp., primarily venture capital investors, in connection with Dura's acquisition of all of the outstanding securities of Spiros Corp., a separate, private company. The purchase price of $45,707,000 consisted of the shares of Dura common stock, valued at $43,755,000, and a cash payment of $1,952,000. The shares of common stock were exempt from registration pursuant to section 4(2) of the Act.

On December 31, 1997, Dura issued a warrant to a separate, unaffiliated company, which was an existing security holder of Dura, to purchase 200,000 shares of its common stock. Neither the warrant nor the underlying shares of Dura's common stock were registered pursuant to the Act. The warrant is exercisable through December 31, 2002 at an exercise price of $45.12 per share of common stock. The warrant was issued as part of the consideration paid by Dura to terminate a ten-year royalty agreement which Dura entered into in 1994, in exchange for the security holder's prior rights to receive certain warrants. No commission was paid for soliciting such exchange. The warrant was exempt from registration pursuant to section 3(a)(9) of the Act.

ITEM 6.  SELECTED FINANCIAL DATA

                             SELECTED FINANCIAL DATA
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                     Fiscal Year Ended December 31,
                                          ----------------------------------------------------------------------------------------
                                               1994               1995                1996               1997              1998
                                          ----------------------------------------------------------------------------------------
STATEMENT OF OPERATIONS DATA (1)
Total Revenues                            $  32,680          $  51,502           $ 104,119          $ 181,323           $ 199,152

Net Income (Loss) (2)                     $   1,936          $ (35,778)          $  24,328          $ (84,692)          $   2,733
Net Income (Loss) Per Share (2):
          Basic                           $    0.12          $   (1.53)          $    0.68          $   (1.93)          $    0.06
          Diluted                         $    0.10          $   (1.53)          $    0.60          $   (1.93)          $    0.06

BALANCE SHEET DATA (1)
Cash, Cash Equivalents and
     Short-Term Investments               $  36,026          $  67,820           $ 240,345          $ 385,221           $ 269,412
Working Capital                           $  36,506          $  59,105           $ 219,864          $ 392,870           $ 240,797
Total Assets                              $  56,072          $ 143,997           $ 504,670          $ 774,880           $ 825,459
Long-Term Obligations                     $   2,780          $  15,427           $   6,670          $ 297,064           $ 352,839
Shareholders' Equity                      $  48,537          $ 109,097           $ 443,577          $ 429,277           $ 410,372


(1) Selected Financial Data reflect various product rights and company acquisitions, including Health Script (1995), the Entex-Registered Trademark- product line, Ceclor-Registered Trademark- CD and Keftab-Registered Trademark- (1996), Nasarel-Registered Trademark- and Nasalide-Registered Trademark- (1997), and Myambutol-Registered Trademark- (1998). See Notes 5 and 13 of the Notes to Consolidated Financial Statements.

(2) In 1995, 1997 and 1998, Dura incurred charges for acquired in-process technology, purchase options and other nonrecurring items totaling $43.8 million, $137.7 million and $29.3 million, respectively. In addition, the nonrecurring consolidation of DJ Pharma, Inc.'s operations in 1998 reduced net income by $4.9 million. If these charges were excluded, Dura would have reported net income of $8.0 million, or $0.34 per share (basic) and $0.28 per share (diluted) for 1995, net income of $47.4 million, or $1.08 per share (basic) and $0.99 per share (diluted) for 1997, and net income of $25.5 million, or $0.55 per share (basic) and $0.53 per share (diluted) for 1998.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following comments should be read in conjunction with the consolidated financial statements and notes contained elsewhere in this annual report. See "Risks and Uncertainties" for trends and uncertainties known to us that could cause reported financial information not to be necessarily indicative of future results.

RECENT DEVELOPMENTS

During 1998, we made significant acquisitions of product rights and licenses. On December 31, 1998, we acquired exclusive U.S. distribution rights for the patented hospital antibiotic products Maxipime-Registered Trademark- (cefepime hydrochloride) for Injection and Azactam-Registered Trademark- (aztreonam) for Injection from Bristol-Myers Squibb Company. In August 1998, we acquired from an affiliate of American Home Products exclusive U.S. marketing rights to the single-source tuberculosis drug Myambutol-Registered Trademark- (ethambutol hydochloride). The acquisitions of rights to these products materially affected our financial position and are expected to materially affect our future operations.

On November 4, 1998, Dura and Spiros Development Corporation II ("Spiros Corp. II") announced the receipt of a complete response letter from the U.S. Food and Drug Administration ("FDA"). The letter indicated that the new drug application ("NDA") submitted by Dura on behalf of Spiros Corp. II for Albuterol Spiros-Trademark- will not be approved unless we address certain deficiencies. Albuterol Spiros delivers albuterol through our Spiros-Registered Trademark- system. The FDA requested that we complete additional clinical trials on the Spiros system to ensure the system is reliable and to replicate certain clinical outcomes of the initial trials. The FDA also requested that several chemistry, manufacturing, and control issues, as well as certain electromechanical reliability issues, be resolved. As a result of a series of meetings with the FDA, Dura and Spiros Corp. II have determined the requirements to address these issues to support the resubmission of the NDA for Albuterol Spiros. Dura, on behalf of Spiros Corp. II, expects to initiate clinical trials for both Albuterol Spiros and Beclomethasone Spiros-Trademark- in the fourth quarter of 1999 and to commercialize these products in 2001, pending successful development and FDA approval.

On September 23, 1998, we announced our agreement with Eli Lilly and Company ("Lilly") to develop pulmonary delivery technology for insulin. The product under development is based on our proprietary Spiros system for proteins and peptides. Under the terms of the agreement, we received an up-front payment and will receive funding for research as well as additional payments if defined milestones are achieved. In addition, we will receive royalties and manufacturing payments on products, if any, that reach the market. Lilly has worldwide commercialization rights for any inhaled insulin products that result from the collaboration.

On July 28, 1998, we entered into a series of agreements with a newly-formed, privately held company, DJ Pharma, Inc. ("DJ Pharma"), for the co-promotion of our Keftab-Registered Trademark- (cephalexin hydrochloride), Rondec-Registered Trademark-, and certain cough, cold and allergy product lines. DJ Pharma also received from us an option to license the exclusive U.S. marketing and distribution rights to these products, which it exercised on October 1, 1998. The marketing and distribution of these products represented DJ Pharma's sole business activity through December 31, 1998. We provided DJ Pharma with $5 million in financing in the form of an interest-bearing promissory note, which represented DJ Pharma's sole source of capital until it completed an independent private equity offering in January 1999. As DJ Pharma had not secured financing independent of Dura as of December 31, 1998, the accounts of DJ Pharma have been included in our 1998 consolidated financial statements. The combination of DJ Pharma into our 1998 financial statements reduced net income by $4.9 million, or $0.10 per diluted share.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1998 ("1998") AS COMPARED TO THE YEAR ENDED DECEMBER 31, 1997 ("1997")

Total revenues in 1998 were $199.2 million, an increase of $17.8 million, or 10%, over 1997. Net income for 1998 was $2.7 million, or $0.06 per diluted share and includes the impact of a nonrecurring charge in the fourth quarter totaling $29.3 million for the write-down of product rights whose values we deemed impaired, as well as the impact of consolidating DJ Pharma. Excluding these nonrecurring items, we would have reported net income in 1998 of $25.5 million, or $0.53 per diluted share. Other factors causing these results are discussed below.

Pharmaceutical sales in 1998 were $136.2 million, a decrease of $14.3 million, or 9%, from 1997. This decrease is primarily due to a decline in sales of certain of our cough, cold and allergy products resulting from lower prescription volume for such products, partially offset by an increase in sales of Myambutol, acquired in August 1998.

Gross profit (pharmaceutical sales less cost of sales) for 1998 was $106.9 million, a decrease of $11.5 million, or 10%, as compared to 1997. This decrease is due to the decrease in pharmaceutical sales discussed above. Gross profit as a percentage of sales was 79% for 1998 and 1997.

Contract revenue relates primarily to amounts received by us for the development of our Spiros system. Pursuant to agreements with several companies, we conduct feasibility testing and development work on various compounds for use with Spiros. Contract revenues include payment for feasibility and development work performed by us as well as milestone and technology access payments. Contract revenue for 1998 was $63 million, an increase of $32.1 million, or 104%, over 1997. This increase is due to increased development activity conducted on behalf of Spiros Corp. II and Lilly. Contract revenue from Spiros-related development and feasibility agreements for 1998 totaled $62.3 million as compared to $29.5 million for 1997, including $47.8 million from Spiros Corp. II for 1998 as compared to $25.9 million from Spiros Development Corporation ("Spiros Corp.") and Spiros Corp. II for 1997. Contract revenue may fluctuate from period to period based on the level of research funding as well as the achievement of milestones and receipt of technology access payments from partners.

Clinical, development and regulatory expenses for 1998 were $43.9 million, an increase of $18.6 million, or 74%, over 1997. The increase reflects additional expenses incurred by us under feasibility and development agreements covering the use of various compounds with Spiros as discussed above.

Selling, general and administrative expenses for 1998 were $104.1 million, an increase of $39.8 million, or 62%, over 1997. These expenses increased as a percentage of total revenues to 52% for 1998 as compared to 35% for 1997. The dollar and percentage increases are primarily due to increased costs incurred to support our sales and contract revenue, including costs to expand our sales force from 270 to approximately 400 representatives (increase of $27.6 million), amortization of newly acquired product rights (increase of $1.2 million) and increases in operating costs related to general corporate activities (increase of $4.2 million). In addition, the combination of DJ Pharma into our 1998 financial statements increased our selling, general and administrative expenses by $6 million.

Interest income for 1998 was $21.8 million, an increase of $3.8 million, or 21%, as compared to 1997. The increase is due to higher balances of cash and short-term investments during 1998 resulting primarily from the investment of the net proceeds of our notes offering completed in the third quarter of 1997 (see "Liquidity and Capital Resources" below for a more detailed discussion of the notes offering).

Interest expense for 1998 was $12.1 million, an increase of $6.2 million, or 107%, as compared to the same period in 1997. The increase is due to interest expense on our notes offering completed in the third quarter of 1997.

During 1998, we recorded a tax benefit of $907,000 on pre-tax income of $1.8 million. The primary reason for recognizing a tax benefit in spite of achieving pre-tax earnings is the availability of federal research and development and other tax credits. We anticipate that our effective tax rate in future years will approximate the 34% rate provided for in 1997 excluding the impact of nonrecurring charges.

YEAR ENDED DECEMBER 31, 1997 ("1997") AS COMPARED TO THE YEAR ENDED DECEMBER 31, 1996 ("1996")

Total revenues in 1997 were $181.3 million, an increase of $77.2 million, or 74%, over 1996. However, we incurred a net loss in 1997 of $84.7 million, or $1.93 per share (basic and diluted), due to nonrecurring charges in the fourth quarter totaling $137.6 million, of which $121 million related to our Spiros system consisting of a $46 million noncash charge for in-process technology acquired in connection with our acquisition of Spiros Corp. and a $75 million purchase option charge resulting from the cash contribution to Spiros Corp. II. In December 1997, we terminated a ten-year royalty agreement, which we entered into in 1994, resulting in an additional nonrecurring charge of $13.8 million for the consideration paid by us to terminate the agreement. Finally, in the fourth quarter of 1997, we concluded that the value of a long-term investment was impaired and, accordingly, wrote down the investment to its estimated fair value, resulting in a nonrecurring charge of $2.8 million. If these nonrecurring charges were excluded, we would have reported net income in 1997 of $47.4 million, or $1.08 per share (basic) and $0.99 per share (diluted).

Pharmaceutical sales in 1997 were $150.5 million, an increase of $70.9 million, or 89%, over 1996. This increase is due primarily to the acquisition of the Entex-Registered Trademark- products, Ceclor-Registered Trademark- CD (cefaclor extended release tablets), and Keftab-Registered Trademark- in 1996 and Nasarel-Registered Trademark- and Nasalide-Registered Trademark- (flunisolide) Nasal Solutions 0.025% in 1997, which resulted in an increase in 1997 pharmaceutical sales of $65.1 million.

Gross profit for 1997 was $118.4 million, an increase of $60.1 million, or 103%, as compared to 1996. Gross profit as a percentage of sales for 1997 was 79% as compared to 73% for 1996. These increases are due primarily to higher average gross margins earned on sales of the Entex products, Ceclor CD, Keftab, Nasarel and Nasalide, as compared to the average gross margins earned on our other products.

Contract revenue for 1997 was $30.8 million, an increase of $6.3 million, or 26%, over 1996. This increase is due to increased development activity conducted on behalf of Spiros Corp. and Spiros Corp. II. Contract revenue from Spiros-related development and feasibility agreements for 1997 totaled $29.5 million as compared to $21.2 million for 1996, including $25.9 million from Spiros Corp. and Spiros Corp. II for 1997 as compared to $19.1 million from Spiros Corp. for 1996.

Clinical, development and regulatory expenses for 1997 were $25.3 million, an increase of $6.7 million, or 36%, over 1996. The increase reflects additional expenses incurred by us under feasibility and development agreements covering the use of various compounds with Spiros.

Selling, general and administrative expenses for 1997 were $64.3 million, an increase of $21.7 million, or 51%, over 1996 and decreased as a percentage of total revenues to 35% for 1997 as compared to 41% for 1996. The dollar increase is primarily due to increased costs incurred to support our sales and contract revenue growth, including selling costs to expand our sales force (increase of $12.2 million), higher marketing costs related to the newly-acquired products (increase of $1.6 million), and amortization of newly-acquired product rights (increase of $6.2 million). The decrease as a percentage of revenues reflects the growth of pharmaceutical sales due to new product acquisitions and the growth of contract revenues.

Interest income for 1997 was $18 million, an increase of $11.1 million as compared to 1996. The increase is primarily due to higher balances of cash and short-term investments during 1997 resulting from public stock offerings completed in May and November 1996 and our notes offering completed in the third quarter of 1997, partially offset by decreases in cash used for product acquisitions and capital expenditures.

Interest expense for 1997 was $5.8 million as compared to $674,000 for 1996. The increase is primarily due to interest accrued on our notes issued by us in the third quarter of 1997.

Excluding the impact of nonrecurring charges, our effective tax rate was 34% for 1997 as compared to 13% for 1996. This increase is primarily due to the utilization of net operating loss carryforwards in 1996. Net operating loss carryforwards available in 1997 relate primarily to tax deductions for stock options exercised. The related benefit from their utilization has been credited directly to shareholders' equity.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and short-term investments decreased by $115.8 million to $269.4 million at December 31, 1998 from $385.2 million at December 31, 1997. The decrease resulted primarily from (1) cash used for the purchases of Myambutol in August 1998 ($33.5 million) and Maxipime and Azactam in December 1998 ($60 million), (2) cash used to repurchase shares of common stock ($27.2 million), and (3) cash used for capital expenditures ($42.2 million), partially offset by cash generated from operations. Working capital decreased by $152.1 million from $392.9 million at December 31, 1997 to $240.8 million at December 31, 1998.

In the third quarter of 1997, we issued $287.5 million principal amount of notes due July 15, 2002 with interest payable semiannually at a coupon rate of 3.5%. The notes are convertible, at the option of the holder, into shares of common stock at any time prior to maturity or redemption at a conversion price of $50.635 per share.

In addition to the notes, as of December 31, 1998, we had outstanding an aggregate of $72.1 million in current and other long-term obligations, of which $6.8 million is to be paid during the next 12 months. As of December 31, 1998, additional future contingent obligations existed relating to product acquisitions. Payments totaling approximately $140 million, estimated based on historical sales levels of the related products, are contingent upon the levels of future sales of certain products, and approximately $80 million are contingent upon the continued absence of competing formulations of certain products as defined in the respective agreements. Such contingent amounts are payable through 2004, including approximately $35 million contingently due within the next 12 months.

We have entered into a loan agreement which provides for the borrowing of up to $50 million, subject to maintaining certain financial ratios, through May 1, 1999. As of December 31, 1998, no borrowings have been or were outstanding under this agreement.

We anticipate that our existing capital resources, cash generated from operations and available bank borrowings will be sufficient to finance our operations through at least the next 12 months. Product or company acquisitions or in-licensing opportunities, however, may require significant additional resources. Such additional resources may not be available when needed or on terms acceptable to us. We are actively pursuing the acquisition of rights to products and/or companies which may require the use of substantial capital resources; however, there are no present agreements or commitments for such acquisitions.

YEAR 2000

We utilize computer systems throughout our business to carry out our day-to-day operations. Beginning in 1997, we implemented a program designed to enable our computer operating systems to process data having dates on or after January 1, 2000. The program assesses our information technology systems as well as technology systems embedded in our facilities and equipment.

The first phase in our year 2000 program was to identify systems with year 2000 exposure. This phase was completed during 1998. Substantially all the hardware and software comprising our information technology systems were replaced in 1997 with systems that are year 2000 compliant. Accordingly, no further evaluation or testing of these systems is required. We are currently evaluating our other systems to assess whether they are year 2000 compliant or, if not, whether the systems will be impacted by the change in year. When the evaluation phase is complete, we will assess if any remediation to these other systems will be necessary.

We have contacted our significant suppliers, customers, and key business partners to determine if our business may be affected if these parties fail to address their year 2000 issues. We intend to monitor the progress made by these parties and to address any risks arising from their failure to adequately prepare for the year 2000. In addition, we will test key interfacing data systems with our business partners to ensure that all measures taken to become year 2000 compliant are effective.

We are developing a contingency plan to address any year 2000 exposures from internal and third-party systems that may not be adequately remediated or replaced. While it is difficult to identify all potential year 2000 exposures, the greatest risks to us are our inability to receive and process orders from our customers, and our vendors' inability to supply product inventory. If necessary, our contingency plan will address these risks by identifying alternative suppliers, stocking additional inventory, and developing back-up systems to process sales orders.

We expect to complete our year 2000 evaluation, testing and contingency planning by June 30, 1999. We estimate that the aggregate costs of our year 2000 program will be less than $1 million, including costs incurred to date. This estimate excludes the cost of the information technology systems implemented in 1997 as the implementation was not in response to the year 2000 issue. The majority of the costs are not expected to be incremental expenses but rather an allocation of existing resources. The estimated impact, cost, and timing of our year 2000 program are based on our best estimates using information currently available. These estimates may not be achieved, and actual results could differ materially from our plans.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We invest our excess cash and short-term investments in U.S. government and corporate debt securities with high quality credit ratings and maturities of less than two years. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our investments and, therefore, impact our cash flows and results of operations. At December 31, 1998, we had outstanding subordinated notes totaling $287.5 million which mature in July 2002. The notes have a fixed interest rate of 3 1/2 percent. Accordingly, while changes in interest rates may affect the fair market value of the notes, they do not impact our cash flows or results of operations. As of December 31, 1998, the notes had a fair market value of $211.3 million. We are not exposed to risks for changes in foreign currency exchange rates, commodity prices, or any other market rates.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Index to Consolidated Financial Statements below for a list of the Financial Statements filed with this Form 10-K.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) Identification of Directors. The information under the caption "Election of Directors," appearing in the Proxy Statement to be filed on or about April 16, 1999, is incorporated herein by reference.

(b) Identification of Executive Officers. The information under the caption "Executive Officers," appearing in the Proxy Statement to be filed on or about April 16, 1999, is incorporated herein by reference.

(c) Compliance with Section 16(a) of the Exchange Act. The information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance," appearing in the Proxy Statement to be filed on or about April 16, 1999, is incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION

The information under the heading "Executive Compensation and Other Information" appearing in the Proxy Statement to be filed on or about April 16, 1999, is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information under the headings "Principal Stockholders" and "Common Stock Ownership of Management," appearing in the Proxy Statement to be filed on or about April 16, 1999, is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information under the headings "Election of Directors," "Executive Compensation and Other Information" and "Certain Relationships and Related Transactions," appearing in the Proxy Statement to be filed on or about April 16, 1999, is incorporated herein by reference.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1.   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

See attached Index to Consolidated Financial Statements.

(a) 2.   INDEX TO FINANCIAL STATEMENT SCHEDULES

Financial statement schedules are omitted because they are not required, are not applicable, or the information is included in the consolidated financial statements or notes included in this Form 10-K.

(a) 3.   EXHIBITS


     Exhibit No.  Description
     -----------  -----------
12)     3.1       Certificate of Incorporation.

18)     3.2       Certificate of Amendment of Certificate of Incorporation,
                  effective May 21, 1998.

18)     3.3       Certificate of Designation of Series A Junior Participating
                  Preferred Stock.

12)     3.4       Bylaws.

19)     4.1       Specimen Common Stock Certificate.

13)     4.2       Indenture, including form of Note, dated July 30, 1997,
                  between the Company and Chase Manhattan Bank and Trust
                  Company, successor to Chase Trust Company of California, as trustee, with respect to the 3 1/2% Convertible Subordinated
                  Notes due 2002.

13)     4.3       Form of 3 1/2% Convertible Subordinated Note (included in
                  Exhibit 4.2).

14)     4.4       Warrant Agreement dated December 22, 1997 between the Company and ChaseMellon Shareholder Services, L.L.C., as warrant
                  agent, including form of SDCII Warrant.

14)     4.5       Form of SDCII Warrant (included in Exhibit 4.4).

14)     4.6       Specimen Unit Certificate.

3)      4.7       Form of Series W Warrant.

1)      4.8       Form of Series S Warrant.

17)     4.9       Rights Agreement, dated as of May 21, 1998, between the
                  Company and ChaseMellon Shareholder Services, L.L.C., which includes the form of Certificate of Designation for the Series
                  A Junior Participating Preferred Stock as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights
                  to Purchase Series A Junior Preferred Stock as Exhibit C.

1)      10.1      License Agreement dated June 1, 1990 between the Company and
                  Mark B. Mecikalski, M.D. (with certain confidential portions omitted).

13) +   10.2      Form of Indemnification Agreement between the Company and each of its directors.

13) +   10.3      Form of Indemnification Agreement between the Company and each of its officers.

19) +   10.4      1992 Stock Option Plan, as amended.

15) +   10.5      Form of Notice of Grant of Stock Option.

15) +   10.6      Form of Stock Option Agreement.

2) +    10.7      Employment letter agreement dated May 7, 1990 between the
                  Company and Cam L. Garner.




4)      10.8      Assignment Agreement dated March 12, 1993 between the Company and Mark B. Mecikalski, M.D. (with certain confidential
                  portions omitted).

5)      10.9      Registration Rights Agreement dated April 17, 1994
                  between the Company and Elan International Services Limited, as successor in interest.

10)     10.10     Letter Agreement between the Company and Elan International
                  Services Limited, dated September 3, 1996.

6)      10.11     Technology Access License and Royalty Agreement dated
                  September 5, 1994 between Elan Corporation, plc and the
                  Company (with certain confidential portions omitted).

7)      10.12     Investors' Rights Agreement dated December 29, 1995 between the Company and the investors listed on Schedule A thereto.

8)      10.13     Agreement for Purchase and Sale of Assets dated June 17, 1996 between the Company and Procter & Gamble Pharmaceuticals, Inc.
                  (with certain confidential portions omitted).

9)      10.14     Licensing Agreement dated August 21, 1996 between the Company and Eli Lilly and Company (with certain confidential portions omitted).

10)     10.15     Manufacturing Agreement dated August 21, 1996 between the
                  Company and Eli Lilly and Company (with certain confidential portions omitted).

12)     10.16     Business Loan Agreement dated April 14, 1997 between the
                  Company and Bank of America National Trust and Savings
                  Association.

11)     10.17     Syntex Asset Purchase Agreement dated March 27, 1997 between the Company and Syntex (USA), Inc.

11)     10.18     SPIL Asset Purchase Agreement dated March 27, 1997 between the
                  Company and Syntex Pharmaceuticals International Limited.

13)     10.19     Amendment No. 1 to Business Loan Agreement dated May 8, 1997 between the Company and Bank of America National Trust and
                  Savings Association.

13)     10.20     Amendment No. 2 to Business Loan Agreement dated July 30, 1997 between the Company and Bank of America National Trust and
                  Savings Association.

16)     10.21     Amendment No. 3 to Business Loan Agreement dated October 28,
                  1997 between the Company and Bank of America National Trust and Savings Association.

16) +   10.22     Deferred Compensation Plan.

14)     10.23     Technology License Agreement dated December 22, 1997 between the Company, Dura Delivery Systems, Inc., Spiros Development
                  Corporation and Spiros Development Corporation II, Inc.

14)     10.24     Development Agreement dated December 22, 1997 between the
                  Company and Spiros Development Corporation II, Inc.

14)     10.25     Albuterol and Product Option Agreement dated December 22, 1997 between the Company and Spiros Development Corporation II,
                  Inc.




14)     10.26     Manufacturing and Marketing Agreement dated December 22, 1997 between the Company and Spiros Development Corporation II,
                  Inc.

14)     10.27     Services Agreement dated December 22, 1997 between the Company and Spiros Development Corporation II, Inc.

16) +   10.28     Employment letter agreement dated May 1, 1996 between the
                  Company and David S. Kabakoff.

19)     10.29     Amendment No. 4 to Business Loan Agreement dated June 25, 1998 between the Company and Bank of America National Trust and
                  Savings Association.

20)     10.30     Amendment No. 5 to Business Loan Agreement dated October
                  12, 1998 between the Company and Bank of America National
                  Trust and Savings Association.

20)     10.31     Amendment No. 6 to Business Loan Agreement dated November 13,
                  1998 between the Company and Bank of America National Trust and Savings Association.

20) +   10.32     Employment letter agreement dated July 1, 1998 between the
                  Company and Robert S. Whitehead.

20) +   10.33     Notice of Grant of Stock Option dated July 10, 1998 between the Company and Robert S. Whitehead.

21)     10.34     Distribution Agreement for Maxipime-Registered Trademark- and
                  Azactam-Registered Trademark- between the Company and
                  Bristol-Myers Squibb Company (with certain confidential
                  portions omitted).

21)     10.35     Supply Agreement for Maxipime-Registered Trademark- and
                  Azactam-Registered Trademark- between the Company and
                  Bristol-Myers Squibb Company (with certain confidential
                  portions omitted).

        10.36     Amendment No. 7 to Business Loan Agreement dated December 31,
                  1998 between the Company and Bank of America National Trust and Savings Association.

        11        Statements Re Computations of Net Income (Loss) Per Share.

        23        Independent Auditors' Consent.

        24        Power of Attorney (See signature page).

        27        Financial Data Schedule for the year ended December 31, 1998.


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

7) Incorporated by reference to the Company's Form 8-K, dated December 29, 1995, as amended.

8)   Incorporated by reference to the Company's Form 8-K, dated July 3, 1996.

9) Incorporated by reference to the Company's Form 8-K, dated September 5, 1996, as amended.

10) Incorporated by reference to the Company's Form 10-K for the year ended December 31, 1996.

11)  Incorporated by reference to the Company's Form 8-K, dated May 7, 1997.

12) Incorporated by reference to the Company's Form 10-Q for the quarter ended June 30, 1997.

13) Incorporated by reference to the Company's Form 10-Q for the quarter ended September 30, 1997.

14)  Incorporated by reference to the Company's Form 8-K, dated December 19,
     1997.

15) Incorporated by reference to the Company's Registration Statement on Form S-8 (No. 333-34551), filed August 28, 1997.

16) Incorporated by reference to the Company's Form 10-K for the year ended December 31, 1997.

17)  Incorporated by reference to the Company's Form 8-K, dated May 21, 1998.

18) Incorporated by reference to the Company's Registration Statement on Form 8-A, filed May 22, 1998.

19) Incorporated by reference to the Company's Form 10-Q for the quarter ended June 30, 1998.

20) Incorporated by reference to the Company's Form 10-Q for the quarter ended September 30, 1998.

21)  Incorporated by reference to the Company's Form 8-K, dated January 1, 1999.

+    Management contract or compensation plan or arrangement.

(b)  REPORTS ON FORM 8-K

On January 15, 1999 the Company filed a current report on Form 8-K dated January 1, 1999.

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

Date: March 30,  1999                 DURA PHARMACEUTICALS, INC.
     -------------------
                                      By:   /s/ Cam L. Garner
                                         -----------------------
                                         Cam L. Garner,
                                         Chairman and Chief
                                         Executive Officer

                                POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Cam L. Garner and Michael T. Borer, or either of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.

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


Signature                                                   Title                              Date
---------                                                   -----                              ----
/s/ Cam L. Garner                                       Chairman and                     March 30, 1999
-----------------------------                      Chief Executive Officer
(Cam L. Garner)                                 (Principal Executive Officer)

/s/ David S. Kabakoff, Ph.D.                    President, Dura Technologies             March 30, 1999
-----------------------------                           and Director
(David S. Kabakoff, Ph.D.)

/s/ Michael T. Borer                              Senior Vice President and              March 30, 1999
-----------------------------                      Chief Financial Officer
(Michael T. Borer)                      (Principal Financial and Accounting Officer)

/s/ James C. Blair, Ph.D.                                 Director                       March 30, 1999
-----------------------------
(James C. Blair, Ph.D.)

/s/ Herbert J. Conrad                                     Director                       March 30, 1999
-----------------------------
(Herbert J. Conrad)

/s/ Joseph C. Cook, Jr.                                   Director                       March 30, 1999
-----------------------------
(Joseph C. Cook, Jr.)

/s/ David F. Hale                                         Director                       March 30, 1999
-----------------------------
(David F. Hale)

/s/ Gordon V. Ramseier                                    Director                       March 30, 1999
-----------------------------
(Gordon V. Ramseier)

/s/ Charles G. Smith, Ph.D.                               Director                       March 30, 1999
-----------------------------
(Charles G. Smith, Ph.D.)


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                  Independent Auditors' Report..............................................F-1

                  Consolidated Balance Sheets...............................................F-2

                  Consolidated Statements of Operations.....................................F-3

                  Consolidated Statements of Cash Flows.....................................F-4

                  Consolidated Statements of Shareholders' Equity...........................F-5

                  Notes to Consolidated Financial Statements................................F-6


                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of Dura Pharmaceuticals, Inc.:

We have audited the accompanying consolidated balance sheets of Dura Pharmaceuticals, Inc. and subsidiaries as of December 31, 1997 and 1998, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Dura Pharmaceuticals, Inc. and subsidiaries as of December 31, 1997 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

/s/ Deloitte & Touche LLP

San Diego, California
January 27, 1999

-------------------------------------------------------------------------------
DURA PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)
-------------------------------------------------------------------------------

                                                                            DECEMBER 31,
                                                                -------------------------------
                                                                    1997                1998
-----------------------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                                     $  72,003           $  31,113
  Short-term investments                                          313,218             238,299
  Accounts and other receivables                                   40,987              24,627
  Inventory                                                        15,201               9,006
-----------------------------------------------------------------------------------------------
           Total current assets                                   441,409             303,045

License agreements and product rights                             250,781             377,250
Property                                                           48,525              85,374
Other assets                                                       34,165              59,790
-----------------------------------------------------------------------------------------------
Total                                                           $ 774,880           $ 825,459
                                                                -------------------------------
                                                                -------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                              $   8,142           $   8,893
  Accrued liabilities                                              37,599              46,557
  Current portion of long-term obligations                          2,798               6,798
-----------------------------------------------------------------------------------------------
     Total current liabilities                                     48,539              62,248

Convertible subordinated notes                                    287,500             287,500
Other long-term obligations                                         9,564              65,339
-----------------------------------------------------------------------------------------------
     Total liabilities                                            345,603             415,087
-----------------------------------------------------------------------------------------------

Commitments and contingencies (Notes 5, 7, 8 and 14)

Shareholders' equity:
  Preferred stock, par value $.001, shares authorized
    - 5,000,000; no shares issued or outstanding
  Common stock, par value $.001, shares authorized -
    100,000,000 (1997); 200,000,000 (1998); issued and
    outstanding - 45,608,414 (1997) and                                46                  44
    44,083,652 (1998)
  Additional paid-in capital                                      604,991             607,436
  Accumulated other comprehensive income                              176                 454
  Warrant subscriptions receivable                                (12,252)             (9,385)
  Accumulated deficit                                            (163,684)           (160,951)
  Treasury stock, at cost, shares - none (1997) and
    2,327,500 (1998)                                                                  (27,226)
-----------------------------------------------------------------------------------------------
     Total shareholders' equity                                   429,277             410,372
-----------------------------------------------------------------------------------------------
Total                                                           $ 774,880           $ 825,459
                                                                -------------------------------
                                                                -------------------------------

See accompanying notes to consolidated financial statements.

-------------------------------------------------------------------------------
DURA PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
-------------------------------------------------------------------------------

                                                                            YEAR ENDED DECEMBER 31,
                                                                -------------------------------------------------
                                                                   1996                1997                1998
-----------------------------------------------------------------------------------------------------------------
Revenues:
  Sales                                                         $  79,563           $ 150,476           $ 136,193
  Contract                                                         24,556              30,847              62,959
-----------------------------------------------------------------------------------------------------------------
     Total revenues                                               104,119             181,323             199,152
-----------------------------------------------------------------------------------------------------------------
Operating costs and expenses:
  Cost of sales                                                    21,301              32,081              29,263
  Clinical, development and regulatory                             18,540              25,288              43,876
  Selling, general and administrative                              42,631              64,332             104,090
  Charges for acquired in-process technology, purchase
    options and other nonrecurring items (Note 12)                                    137,639              29,332
-----------------------------------------------------------------------------------------------------------------
     Total operating costs and expenses                            82,472             259,340             206,561
-----------------------------------------------------------------------------------------------------------------
Operating income (loss)                                            21,647             (78,017)             (7,409)
-----------------------------------------------------------------------------------------------------------------
Other:
  Interest income                                                   6,897              17,960              21,780
  Interest expense                                                   (674)             (5,816)            (12,059)
  Other - net                                                          (3)                (14)               (486)
-----------------------------------------------------------------------------------------------------------------
     Total other                                                    6,220              12,130               9,235
-----------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                                  27,867             (65,887)              1,826
Provision (benefit) for income taxes                                3,539              18,805                (907)
-----------------------------------------------------------------------------------------------------------------
Net income (loss)                                               $  24,328           $ (84,692)          $   2,733
                                                                -------------------------------------------------
                                                                -------------------------------------------------
Net income (loss) per share:
  Basic                                                         $    0.68           $   (1.93)          $    0.06
  Diluted                                                       $    0.60           $   (1.93)          $    0.06

Weighted average number of common shares:
  Basic                                                            35,835              43,828              46,028
  Diluted                                                          40,479              43,828              47,809


See accompanying notes to consolidated financial statements.

-------------------------------------------------------------------------------
DURA PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
-------------------------------------------------------------------------------

                                                                                             YEAR ENDED DECEMBER 31,
                                                                              --------------------------------------------------
                                                                                 1996                1997                1998
--------------------------------------------------------------------------------------------------------------------------------
Operating activities:
      Net income (loss)                                                       $  24,328           $ (84,692)          $   2,733
      Adjustments to reconcile net income (loss) to net cash
        provided by (used for) operating activities:
        Depreciation and amortization                                             6,317              15,209              20,454
        Noncash portion of charges for acquired in-process
          technology, purchase options and other                                                     49,146              29,332
        Changes in assets and liabilities:
          Accounts and other receivables                                        (17,135)            (16,040)             16,360
          Inventory                                                              (4,475)             (7,739)              6,195
          Other assets                                                           (1,023)             (5,215)            (21,776)
          Accounts payable and accrued liabilities                               22,590              35,574               9,956
--------------------------------------------------------------------------------------------------------------------------------
               Net cash provided by (used for) operating activities              30,602             (13,757)             63,254
--------------------------------------------------------------------------------------------------------------------------------
Investing activities:
      Purchases of short-term investments                                      (178,901)           (381,127)           (310,374)
      Sales and maturities of short-term investments                            111,781             177,367             385,570
      Capital expenditures                                                      (12,846)            (24,079)            (42,201)
      Product acquisitions                                                     (128,621)            (76,973)           (107,827)
      Other                                                                      (6,864)             (1,514)             (6,250)
--------------------------------------------------------------------------------------------------------------------------------
               Net cash used for investing activities                          (215,451)           (306,326)            (81,082)
--------------------------------------------------------------------------------------------------------------------------------
Financing activities:
      Issuance of common stock and warrants - net                               307,503               9,310               7,164
      Issuance of convertible subordinated notes - net                                              278,175
      Repurchase of common stock                                                                                        (27,226)
      Principal payments on long-term obligations                               (17,107)            (26,500)             (3,000)
--------------------------------------------------------------------------------------------------------------------------------
               Net cash provided by (used for) financing activities             290,396             260,985             (23,062)
--------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                            105,547             (59,098)            (40,890)
Cash and cash equivalents at beginning of year                                   25,554             131,101              72,003
--------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                      $ 131,101           $  72,003           $  31,113
                                                                              --------------------------------------------------
                                                                              --------------------------------------------------
Supplemental disclosure of cash flow information:
  Cash paid during  the year for:
        Interest (net of amounts capitalized)                                                                         $  10,790
        Income taxes                                                          $     266           $   6,578           $   6,430


See accompanying notes to consolidated financial statements.

-------------------------------------------------------------------------------
DURA PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
-------------------------------------------------------------------------------

                                                            COMMON STOCK      ADDITIONAL                  ACCUMULATED
                                                       --------------------    PAID-IN    COMPREHENSIVE    OTHER COMP.
                                                        SHARES     AMOUNT      CAPITAL        INCOME         INCOME
----------------------------------------------------------------------------------------------------------------------
Balance, January 1, 1996                                31,079    $216,514                                    $ 103

Collections on warrant subscriptions receivable
Sale of common stock                                    10,225     302,893
Exercise of stock options and warrants                   1,880       3,153
Income tax benefit from stock options exercised                      2,790
Comprehensive income:
  Net income                                                                                  $24,328
  Other comprehensive income:
    Unrealized loss on available-for-sale
      short-term investments                                                                     (141)         (141)
                                                                                              -------
      Comprehensive income                                                                     24,187
                                                                                              -------
                                                                                              -------
----------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1996                              43,184     525,350           -                          (38)

Exercise of stock options and warrants                   1,527       6,028       $ 1,444
Issuance of par value $.001 common stock in
  connection with reincorporation                                 (531,333)      531,333
Issuance of common stock in connection with
  the purchase of Spiros Corp. callable common
  stock                                                    897           1        43,728
Collections on warrant subscriptions receivable
Issuance of common stock warrants                                                 15,130
Income tax benefit from stock options exercised                                   13,356
Comprehensive income:
  Net loss                                                                                    (84,692)
  Other comprehensive income (loss):
    Unrealized gain on available-for-sale
      short-term investments                                                                      214           214
                                                                                              -------
      Comprehensive loss                                                                      (84,478)
                                                                                              -------
                                                                                              -------
----------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997                              45,608          46       604,991                        176

Collections on warrant subscriptions receivable
Exercise of stock options and warrants                     803                     4,306
Repurchase of common stock                              (2,327)         (2)
Income tax benefit from stock options exercised                                   (1,861)
Comprehensive income:
  Net income                                                                                    2,733
  Other comprehensive income:
    Unrealized gain on available-for-sale
      short-term investments                                                                      278           278
                                                                                              -------
      Comprehensive income                                                                    $ 3,011
                                                                                              -------
                                                                                              -------
----------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998                              44,084    $     44     $ 607,436                      $ 454
                                                       ----------------------------------                     --------
                                                       ----------------------------------                     --------

                                                       WARRANT
                                                     SUBSCRIPTIONS    ACCUMULATED       TREASURY
                                                      RECEIVABLE        DEFICIT           STOCK         TOTAL
------------------------------------------------------------------------------------------------------------------
Balance, January 1, 1996                              $ (4,200)       $ (103,320)                      $ 109,097

Collections on warrant subscriptions receivable          1,457                                             1,457
Sale of common stock                                                                                     302,893
Exercise of stock options and warrants                                                                     3,153
Income tax benefit from stock options exercised                                                            2,790
Comprehensive income:
  Net income                                                              24,328                          24,328
  Other comprehensive income:
    Unrealized loss on available-for-sale
      short-term investments                                                                                (141)
      Comprehensive income
------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1996                              (2,743)          (78,992)              -         443,577

Exercise of stock options and warrants                                                                     7,472
Issuance of par value $.001 common stock in
  connection with reincorporation
Issuance of common stock in connection with
  the purchase of Spiros Corp. callable common
  stock                                                                                                   43,729
Collections on warrant subscriptions receivable         3,141                                              3,141
Issuance of common stock warrants                     (12,650)                                             2,480
Income tax benefit from stock options exercised                                                           13,356
Comprehensive income:
  Net loss                                                               (84,692)                        (84,692)
  Other comprehensive income (loss):
    Unrealized gain on available-for-sale
      short-term investments                                                                                 214
      Comprehensive loss
------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997                             (12,252)         (163,684)              -         429,277

Collections on warrant subscriptions receivable          2,867                                             2,867
Exercise of stock options and warrants                                                                     4,306
Repurchase of common stock                                                                $ (27,226)     (27,228)
Income tax benefit from stock options exercised                                                           (1,861)
Comprehensive income:
  Net income                                                               2,733                           2,733
  Other comprehensive income:
    Unrealized gain on available-for-sale
      short-term investments                                                                                 278
      Comprehensive income
------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998                           $ (9,385)        $ (160,951)          $ (27,226)  $ 410,372
------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY AND ITS BUSINESS

ORGANIZATION - Dura Pharmaceuticals, Inc. ("Dura" or the "Company") develops and markets prescription pharmaceutical products for the treatment of allergies, asthma, pneumonia and related respiratory conditions. The Company is focusing its efforts in the U.S. respiratory market through two major strategies: (1) acquiring prescription pharmaceuticals and/or businesses developing or marketing such pharmaceuticals to support its marketing presence in high-prescribing respiratory physicians' offices and/or the hospital market, and (2) developing a pulmonary drug delivery system ("Spiros-Registered Trademark-" or "Spiros system") for both topical and systemic delivery of medications.

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Dura and its wholly owned subsidiaries. In addition, the 1998 financial statements include the accounts of DJ Pharma, Inc. All intercompany transactions and balances are eliminated in consolidation. Certain reclassifications have been made to amounts included in the prior years' financial statements to conform to the presentation for the year ended December 31, 1998.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GENERAL - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements and related notes. Changes in those estimates may affect amounts reported in future periods.

CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS - The Company considers cash equivalents to include only highly liquid securities with an original maturity of three months or less. Investments with an original maturity of more than three months are considered short-term investments and have been classified by management as available-for-sale. Such investments are carried at fair value, with unrealized gains and losses included with accumulated other comprehensive income as a separate component of shareholders' equity.

CONCENTRATION OF CREDIT RISK - The Company invests its excess cash in U.S. government securities and debt instruments of financial institutions and corporations with strong credit ratings. The Company has established guidelines to diversify its cash investments and their maturities which are designed to maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates. The Company has not experienced any significant losses on its cash equivalents or short-term investments.

The Company extends credit on an uncollateralized basis primarily to wholesale drug distributors and retail pharmacy chains throughout the United States. Historically, the Company has not experienced significant credit losses on its customer accounts.

INVENTORY - Inventory is stated at the lower of cost (first-in, first-out method) or market and is comprised primarily of finished goods and samples.

PROPERTY - Property is stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets as follows:


         Description                                            Lives
        -----------------------------------------------------------------------
         Buildings                                              7-40 years
         Machinery and equipment                                2-10 years
         Furniture and fixtures                                 5-7 years


LICENSE AGREEMENTS AND PRODUCT RIGHTS - The cost of license fees and product rights are capitalized and amortized on a straight-line basis over the periods estimated to be benefited, ranging from 10 to 25 years. Amortization of capitalized license fees and product rights payments are included in selling, general and administrative expenses in the consolidated statements of operations and totaled $4.4 million, $10.6 million and $12.7 million in 1996, 1997 and 1998, respectively.

EVALUATION OF LICENSE AGREEMENTS, PRODUCT RIGHTS AND OTHER INTANGIBLE ASSETS
- The Company continually evaluates the carrying value of the unamortized balances of license agreements, product rights and other intangible assets to determine whether any impairment of these assets has occurred or whether any revision to the related amortization periods should be made. This evaluation is based on management's projections of the undiscounted future cash flows associated with each product or underlying business. If management's evaluation were to indicate that the carrying values of these intangible assets were impaired, such impairment would be recognized by a write down of the applicable asset (see Note 12).

In connection with the acquisition of certain product rights and licenses, the Company made initial payments at the closing of the related transactions and is required to make additional payments, the amount of which is contingent upon future events. Such payments, if any, are recorded by the Company as adjustments to the cost of the product rights as of the date the contingency is resolved.

REVENUE RECOGNITION - Revenues from product sales are recognized upon shipment, net of allowances for returns, rebates and chargebacks. The Company is obligated to accept from customers the return of pharmaceuticals which have reached their expiration date. Contract revenue is recognized on a basis consistent with the performance requirements of the contract. Payments received in advance of performance are recorded as deferred revenue.

CLINICAL, DEVELOPMENT AND REGULATORY EXPENSES - Clinical, development and regulatory costs are expensed as incurred.

NET INCOME (LOSS) PER SHARE - As required by Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," the Company has presented basic and diluted earnings per share amounts. Basic earnings per share is calculated based on the weighted average number of shares outstanding during the year, while diluted earnings per share also gives effect to all potential dilutive common shares outstanding during each year such as options, warrants, convertible securities and contingently issuable shares. The Company incurred a net loss in 1997 and, as such, the weighted average number of shares used for diluted earnings per share do not include potential dilutive common shares as their inclusion would be antidilutive.

ACCOUNTING FOR STOCK-BASED COMPENSATION - As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation," the Company accounts for costs of stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and, accordingly, discloses the pro forma effect on net income (loss) and related per share amounts using the fair value-based method to account for its stock-based compensation (see
Note 10).

REPORTING COMPREHENSIVE INCOME - In January 1998, the Company adopted SFAS 130, "Reporting Comprehensive Income." SFAS 130 requires reporting and displaying comprehensive income and its components which, for Dura, includes net income and unrealized gains and losses on investments. In accordance with SFAS 130, the accumulated balance of other comprehensive income is disclosed as a separate component of shareholders' equity.

SEGMENT REPORTING - In 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which revises reporting requirements and definitions for segments of business operations. SFAS 131 establishes standards for the reporting of information about operating segments and requires related disclosures about products and services, geographic areas and major customers. Segment information for all periods has been presented to conform to SFAS 131 requirements (see Note 15).

3. DJ PHARMA, INC.

On July 28, 1998, the Company entered into a series of agreements with a newly-formed, privately held company, DJ Pharma, Inc. ("DJ Pharma"), for the co-promotion of the Company's Keftab-Registered Trademark- (cephalexin hydrochloride), Rondec-Registered Trademark-, and certain cough, cold and allergy product lines. DJ Pharma also received an option to license from the Company the exclusive U.S. marketing and distribution rights to these products which it exercised on October 1, 1998. The book value of these product rights was $18.8 million as of December 31, 1998. The marketing and distribution of these products represented DJ Pharma's sole business activity through December 31, 1998. In exchange for the licensing of the products, Dura received interest-bearing notes receivable totaling $20 million and will receive a percentage of the sales of such products by DJ Pharma over a four-year period. Up to $8 million of the notes is subject to forgiveness in the event that the licensed cough, cold and allergy products cannot be sold on a prescription-only basis through December 31, 2006.

In July 1998, the Company provided DJ Pharma with $5 million in financing in the form of an interest-bearing promissory note, which represented DJ Pharma's sole source of capital until it completed an independent private equity offering in January 1999. Through this offering, DJ Pharma raised $25 million, including $3.6 million from the Company. Subsequent to the offering, Dura holds approximately 10 percent of DJ Pharma's outstanding voting securities.

As DJ Pharma had not secured financing independent of the Company's $5 million loan as of December 31, 1998, the accounts of DJ Pharma have been included in the Company's 1998 consolidated financial statements. All transactions between the Company and DJ Pharma have been eliminated. Accordingly, the licensing of product rights to DJ Pharma discussed above is not reflected in the accompanying financial statements but will be recorded by the Company in January 1999. No gain or loss is expected to be recorded on the licensing of these product rights. The primary effect of including DJ Pharma's activity in the Company's 1998 financial statements was to increase selling, general and administrative expenses by $6 million and to reduce net income by $4.9 million ($0.10 per diluted share).

4. SHORT-TERM INVESTMENTS

The following is a summary of short-term investments as of December 31, 1997 and 1998 (in thousands):


                                                          UNREALIZED       ESTIMATED
                                            COST        GAINS/(LOSSES)    FAIR VALUE
December 31, 1997:
  U.S. government securities              $154,126          $    217        $154,343
  U.S. corporate debt securities           158,916               (41)        158,875
                                          --------          --------        --------
Total                                     $313,042          $    176        $313,218
                                          --------          --------        --------
                                          --------          --------        --------

December 31, 1998:
  U.S. government securities              $ 60,818          $    142        $ 60,960
  U.S. corporate debt securities           177,027               312         177,339
                                          --------          --------        --------
Total                                     $237,845          $    454        $238,299
                                          --------          --------        --------
                                          --------          --------        --------

The following is a summary of the amortized cost and estimated fair value of short-term investments by contractual maturity at December 31, 1998 (in thousands):


                                                                           ESTIMATED
                                                             COST         FAIR VALUE
Due in one year or less                                    $206,534        $206,878
Due after one year through two years                         31,311          31,421
                                                           --------        --------
Total                                                      $237,845        $238,299
                                                           --------        --------
                                                           --------        --------


5. LICENSE AGREEMENTS AND PRODUCT RIGHTS

The Company has entered into agreements to acquire or in-license various prescription pharmaceuticals. The following is a summary of license agreements and product rights as of December 31, 1997 and 1998 (in thousands):


                                                                                              AMORTIZATION
                                                                   1997            1998          PERIOD
Products - at cost:
  Maxipime/Azactam                                                               $113,909        25 years
  Keftab/Ceclor CD                                               $100,065         100,065        25 years
  Nasarel/Nasalide                                                 75,298          85,298        25 years
  Entex products                                                   44,655          44,655        15 years
  Myambutol                                                                        44,584        20 years
  Other                                                            47,365          13,735     10-25 years
                                                                 --------        --------
                                                                  267,383         402,246
Less accumulated amortization                                     (16,602)        (24,996)           *
                                                                 --------        --------
License agreements and product rights                            $250,781        $377,250
                                                                 --------        --------
                                                                 --------        --------

MAXIPIME-Registered Trademark-/AZACTAM-Registered Trademark- - On December 31, 1998, the Company acquired from Bristol-Myers Squibb Company ("BMS") the exclusive U.S. distribution rights for the patented hospital antibiotic products Maxipime (cefepime hydrochloride) for Injection and Azactam (aztreonam) for Injection. The purchase price consisted of $60 million paid in cash at closing, payments totaling $4 million due in 1999 and a payment of $70 million due in 2003, plus additional contingent payments due from 1999 through 2003 based on sales of Maxipime and Azactam during that period. Based on historical sales data, the Company estimates that such future payments could approximate $90 million.

KEFTAB/CECLOR-Registered Trademark- CD - On September 5, 1996, the Company acquired from Eli Lilly and Company exclusive U.S. marketing rights to the patented antibiotics Keftab and Ceclor CD (cefaclor extended release tablets). The purchase price consisted of $100 million paid in cash at closing. Additional future contingent payments of $15 million per year starting in 1999 and ending in 2003 are subject to Ceclor CD remaining available by prescription only with no competitive products, as defined in the licensing agreement. See Note 3 for discussion of the January 1999 licensing of Keftab rights to DJ Pharma.

NASAREL-Registered Trademark-/NASALIDE-Registered Trademark- - On May 7, 1997, the Company acquired from Syntex (USA), Inc. and other members of the Roche Group exclusive U.S. rights to the intranasal steroid products Nasarel and Nasalide (flunisolide) Nasal Solutions 0.025% for $70 million, which was paid at closing. Pursuant to the purchase agreement, contingent payments totaling $5 million in 1997 and $10 million in 1998 were made as the products remained without a competing nasal formulation of flunisolide.

ENTEX-Registered Trademark- PRODUCTS - On July 3, 1996, the Company acquired from Procter & Gamble Pharmaceuticals, Inc. the worldwide rights to the Entex products, consisting of four prescription upper respiratory drugs. The purchase price of $45 million in cash consisted of $25 million paid at closing and $20 million paid on July 3, 1997.

MYAMBUTOL-Registered Trademark- - On August 3, 1998, the Company acquired from an affiliate of American Home Products exclusive U.S. marketing rights to the single-source tuberculosis drug Myambutol. The purchase price consisted of a $33.5 million cash payment made at closing, plus additional payments due through August 2002 contingent upon the amount of net sales of Myambutol during that period. Based on historical sales data, the Company estimates that such future payments could approximate an aggregate of $50 million. Contingent payments totaling $4.3 million were made in 1998.

6. PROPERTY

The following is a summary of property as of December 31, 1997 and 1998 (in thousands):


                                                               1997          1998
Property - at cost:
  Land                                                       $ 4,912       $ 4,912
  Buildings                                                   13,586        15,882
  Machinery and equipment                                     11,075        26,082
  Furniture and fixtures                                       2,419         3,059
  Construction-in-progress                                    22,228        46,444
                                                             -------       -------
                                                              54,220        96,379
Less accumulated depreciation and amortization                (5,695)      (11,005)
                                                             -------       -------
Property                                                     $48,525       $85,374
                                                             -------       -------
                                                             -------       -------


The Company is currently constructing a manufacturing facility that will be used to formulate, mill, blend and fill drugs to be used with the Company's Spiros system, pending regulatory approval of Spiros products. Capital expenditures of $18.7 million relating to the facility are included in construction-in-progress at December 31, 1998. The Company completed the construction of its new research and development facility in January 1999. Capital expenditures of $25.5 million relating to this facility are included in construction-in-progress at December 31, 1998. The Company had open purchase commitments at December 31, 1998 totaling $1.2 million relating to the research and development facility.

7. DEVELOPMENT AGREEMENTS

The Company has a worldwide license from a private inventor to the Spiros system. This system uses a device to aerosolize pharmaceuticals in dry powder formulations for intrapulmonary and intranasal administration. The Company is required to pay the inventor royalties on future sales, if any, of this device. The Company has entered into various arrangements with third parties for the development of Spiros as described below.

SPIROS DEVELOPMENT CORPORATION ("SPIROS CORP.") - On December 29, 1995, Spiros Corp. completed a $28 million private placement to fund the development of Spiros for use with certain compounds. The private placement consisted of 933,334 units at $30.00 per unit. Each unit consisted of one share of Spiros Corp. callable common stock and a Series S warrant (see Note
9) to purchase 2.4 shares of the Company's common stock. In connection with the private placement, the Company made a $13 million contribution to Spiros Corp. In exchange for the Series S warrants and the $13 million contribution, the Company received the right to purchase all of the Spiros Corp. callable common stock. Pursuant to a development and management agreement, Spiros Corp. engaged the Company to develop the Spiros Corp. products and provide general management services to Spiros Corp. Dura recorded contract revenues from Spiros Corp. equal to the amounts due from Spiros Corp. for costs and fees, less a pro rata amount allocated to the Series S warrant subscriptions receivable. During 1996 and 1997, Dura recorded contract revenues under the agreement with Spiros Corp. of $19.1 million and $19.3 million, respectively. On December 19, 1997, the Company purchased all of Spiros Corp.'s outstanding callable common stock (see Note 13).

SPIROS DEVELOPMENT CORPORATION II, INC. ("SPIROS CORP. II" ) - On December 22, 1997, Spiros Corp. II, completed a $101 million public offering of units (the "Offering"). Under agreements described below, Spiros Corp. II will use the net proceeds of $94 million from the Offering and a $75 million contribution from Dura to develop Spiros and Spiros applications for use with the drugs albuterol, beclomethasone, ipratropium, albuterol-ipratropium combination, budesonide and additional designated compounds (the "Compounds"). The Offering consisted of 6,325,000 units sold at $16.00 per unit. Each unit consisted of one share of Spiros Corp. II callable common stock and a warrant (the "SDCII warrants") to purchase one-fourth of one share of the Company's common stock. The SDCII warrants will be exercisable from January 1, 2000 through December 31, 2002 at an exercise price of $54.84 per share of Dura common stock. In consideration for the SDCII warrants and the contribution of $75 million to Spiros Corp. II, the Company received the right ("Stock Purchase Option") through December 31, 2002 to purchase all, but not less than all, of the then outstanding shares of Spiros Corp. II callable common stock at predetermined prices. However, the Company is not obligated to purchase such shares of Spiros Corp. II. The purchase price is $24.01 per share (an aggregate of $151.9 million) through December 31, 1999 and increases on a quarterly basis thereafter to a maximum of $45.95 per share (an aggregate of $290.6 million) on December 31, 2002. Such purchase price may be paid, at the Company's option, in cash, shares of the Company's common stock, or a combination thereof. In addition, Dura received an option, through specified dates, to acquire Spiros Corp. II's exclusive rights for the use of Spiros with albuterol and with a second product other than albuterol. A purchase option expense of $75 million, representing the cash contributed to Spiros Corp. II, was recorded in December 1997. In 1997, the Company also recorded a warrant subscriptions receivable and corresponding increase in additional paid-in capital of $12.7 million representing the estimated fair market value of the SDCII warrants. At December 31, 1998, the Company had a remaining SDCII warrant subscriptions receivable of $9.4 million.

In connection with the Offering, the Company also entered into certain agreements with Spiros Corp. II which are summarized as follows:

         TECHNOLOGY LICENSE AGREEMENT - Under this agreement, the Company granted to Spiros Corp. II, subject to existing agreements, an exclusive, worldwide, perpetual, royalty-bearing license to use Spiros in connection with the Compounds. In consideration for this license, the Company will receive an annual technology access fee from Spiros Corp. II equal to the greater of 5% of the net sales of Spiros products, or $2 million. Such agreement expires upon the exercise or expiration of the Stock Purchase Option.

         ALBUTEROL AND PRODUCT OPTION AGREEMENT - Under this agreement, the Company has the right to acquire from Spiros Corp. II for specified time periods the exclusive rights for the use of Spiros with albuterol and for the use of Spiros with a second product other than albuterol ("Product Options"). The formula for determining the purchase price for each of the products is set forth in the agreement and is based, in part, on the costs and expenses incurred by Spiros Corp. II developing the products.

         MANUFACTURING AND MARKETING AGREEMENT - Under this agreement, Spiros Corp. II granted to the Company an exclusive worldwide license to manufacture and market the Spiros products in exchange for a royalty of 7% on net product sales, as defined. Such agreement expires upon the exercise or expiration of the Stock Purchase Option. In the event Dura exercises its rights under the Product Options, the Manufacturing and Marketing Agreement will terminate with respect to the related product.

         DEVELOPMENT AGREEMENT - Under this agreement, Spiros Corp. II has engaged the Company to develop the Spiros products and provide general management services to Spiros Corp. II. Dura records contract revenues equal to the amounts due from Spiros Corp. II for costs and fees less a pro rata amount allocated to the SDCII warrant subscriptions receivable.

During 1997 and 1998, Dura recorded contract revenues of $6.6 million and $47.8 million for services provided under the agreements with Spiros Corp. II, for which Dura had a receivable totaling $8.4 million and $4.6 million at December 31, 1997 and 1998, respectively.

ELI LILLY AND COMPANY ("LILLY") - On September 23, 1998, the Company announced its agreement with Lilly to develop pulmonary delivery technology for insulin. The product under development is based on the Company's Spiros system for proteins and peptides. Under the terms of the agreement, the Company received an up-front payment and will receive funding for research as well as additional payments if defined milestones are achieved. In addition, the Company will receive royalties and manufacturing payments on products, if any, that reach the market. Lilly received worldwide commercialization rights for any resulting inhaled insulin products.

8. CONVERTIBLE SUBORDINATED NOTES AND OTHER LONG-TERM OBLIGATIONS

CONVERTIBLE SUBORDINATED NOTES - In the third quarter of 1997, the Company issued $287.5 million principal amount of 3 1/2% Convertible Subordinated Notes (the "Notes") due July 15, 2002 with interest payable semiannually, commencing January 15, 1998. The Notes are convertible, at the option of the holder, into shares of the Company's common stock at any time prior to maturity or redemption at a conversion price of $50.635 per share, subject to adjustment under certain conditions. The Company cannot redeem the Notes prior to July 15, 2000. Thereafter, the Company can redeem the Notes from time to time, in whole or in part, at specified redemption prices. The Notes are unsecured and subordinated to all existing and future senior indebtedness of the Company. The indenture governing the Notes does not restrict the incurrence of senior indebtedness or other indebtedness by the Company. Based on quoted market prices, the fair value of the Notes at December 31, 1997 and 1998 was $320.6 million and $211.3 million, respectively.

OTHER LONG-TERM OBLIGATIONS - Other long-term obligations include $54.9 million (net of current portion of $6.8 million) which relates to the acquisition of license agreements and product rights. Also, as discussed in Note 5, in connection with the acquisition of certain product rights and licenses, the Company may be obligated to make additional payments through 2004 for such products, the amount of which is contingent upon future events. Based on historical sales information on the products and assuming the other events that trigger the payment of additional consideration occur, the total of these contingent payments could approximate $220 million, including approximately $35 million in 1999.

9. CAPITAL STOCK

COMMON STOCK - In May 1998, the Company's stockholders approved an amendment to the Company's Certificate of Incorporation increasing the number of authorized shares of common stock from 100 million to 200 million.

SHAREHOLDER RIGHTS PLAN - In May 1998, the Company adopted a Shareholder Rights Plan in which Preferred Stock purchase rights ("Rights") were distributed as a dividend at the rate of one Right for each share of Common Stock held as of the close of business on June 5, 1998. Each Right entitles stockholders to buy, upon certain events, one one-thousandth of a share of a new series of junior participating Preferred Stock of the Company at an exercise price of $175.00. The Rights are designed to guard against partial tender offers and other abusive tactics that might be used in an attempt to gain control of the Company or to deprive stockholders of their interest in the long-term value of the Company. The Rights are exercisable only if a person or group acquires 15% or more of the Company's common stock or announces a tender offer of which the consummation would result in ownership by a person or group of 15% or more of the Company's common stock. The Rights are redeemable for one cent per Right at the option of the Board of Directors prior to this event occurring. The Rights expire on June 5, 2008.

TREASURY STOCK - In October 1998, the Board of Directors authorized the Company to purchase up to $50 million of the Company's common stock. At December 31, 1998, the Company had purchased 2,327,500 shares of its common stock at a cost of $27.2 million. Purchased shares are available for general corporate purposes.

COMMON STOCK WARRANTS - The following table summarizes common stock warrants outstanding at December 31, 1998 (in thousands, except per share amounts):



                                        WARRANTS        SHARES COVERED            EXERCISE PRICE            EXPIRATION
WARRANT DESCRIPTION                   OUTSTANDING        BY WARRANTS                PER SHARE                   DATE

Series W warrants                           240                    672                  $2.38              September 2000
Series S warrants                           700                  1,680                  $19.47             December 2000
SDCII warrants                            6,325                  1,581                  $54.84             December 2002
Other                                       400                    400          $6.48 - $45.12             December 2002
                                          -----                  -----
Total warrants outstanding                7,665                  4,333
                                          -----                  -----
                                          -----                  -----

10.  STOCK OPTIONS

The Company's 1992 stock option plan (the "Plan") provides for the grant of options to officers and other key employees of the Company, and to certain directors, consultants and independent contractors of the Company, to purchase up to 8,607,360 shares of the Company's common stock. The Plan provides for the automatic issuance of options to purchase 8,000 and 30,000 shares of the Company's common stock to non-employee Board members at the date of each annual shareholders' meeting and upon initial election to the Board of Directors, respectively. Generally, options are to be granted at prices equal to at least 100% of the fair market value of the stock at the date of grant, expire not later than ten years from the date of grant and become exercisable ratably over a four-year period following the date of grant.

The Plan provides that in the event of a corporate transaction, as defined, all outstanding options shall become fully exercisable immediately prior to the effective date of such transaction and shall terminate upon such effective date. The Board of Directors may also grant officers of the Company limited stock appreciation rights in tandem with their outstanding options. In addition, limited stock appreciation rights are granted in connection with all automatic option grants under the Plan. Upon the occurrence of a hostile takeover, as defined, each outstanding option with such a limited stock appreciation right in effect for at least six months will automatically be canceled in return for a cash distribution from the Company in an amount equal to the excess of the takeover price, as defined, over the aggregate exercise price. As of December 31, 1997 and 1998, options to purchase 212,000 and 264,000 shares of common stock, respectively, were outstanding with limited stock appreciation rights.

The following table summarizes stock option activity under the Plan:


                                                     SHARES
                                        ------------------------------------   WEIGHTED AVERAGE
                                          OPTIONS         OPTIONS AVAILABLE     EXERCISE PRICE
                                        OUTSTANDING            FOR GRANT           PER SHARE
Balance, January 1, 1996                 3,052,368              130,174           $    5.89
  Options authorized                                          1,500,000
  Options granted                        1,339,500           (1,339,500)          $   28.95
  Options exercised                       (953,414)                               $    3.20
  Options canceled                         (53,944)              53,944           $   21.48
                                        ----------           ----------
Balance, December 31, 1996               3,384,510              344,618           $   15.52
  Options authorized                                          1,600,000
  Options granted                        1,935,175           (1,935,175)          $   36.42
  Options exercised                       (745,020)                               $    6.40
  Options canceled                        (805,478)             805,478           $   35.71
                                        ----------           ----------
Balance, December 31, 1997               3,769,187              814,921           $   22.67
  Options authorized                                          1,000,000
  Options granted                        3,458,013           (3,458,013)          $   14.90
  Options exercised                       (310,466)                               $    6.55
  Options canceled                      (3,146,620)           3,146,620           $   30.02
                                        ----------           ----------
                                        ----------           ----------
Balance, December 31, 1998               3,770,114            1,503,528           $   10.53
                                        ----------           ----------
                                        ----------           ----------
Exercisable, December 31, 1996           1,327,622                                $    6.99
                                        ----------
                                        ----------
Exercisable, December 31, 1997           1,386,911                                $   12.61
                                        ----------
                                        ----------
Exercisable, December 31, 1998           1,325,347                                $   10.77
                                        ----------
                                        ----------


Separately during 1998, the Company granted 192,308 options (5,672 exercisable at December 31, 1998) to a newly-hired executive officer pursuant to a stock option agreement. The options have an exercise price of $10.31 per share, vest ratably over a four-year period, and expire ten years from the date of grant.

The following table summarizes information concerning outstanding and exercisable options as of December 31, 1998:


                                                     OPTIONS OUTSTANDING                  OPTIONS EXERCISABLE
                                          --------------------------------------    -------------------------------
                                            WEIGHTED AVERAGE         WEIGHTED                          WEIGHTED
     RANGE OF                NUMBER       REMAINING CONTRACTUAL      AVERAGE           NUMBER          AVERAGE
 EXERCISE PRICES          OUTSTANDING          LIFE (YEARS)       EXERCISE PRICE     EXERCISABLE     EXERCISE PRICE
-------------------------------------------------------------------------------------------------------------------
$ 0.25 - $ 5.00               269,972               4.5                 $ 3.51             269,972        $ 3.51
$ 5.01 - $10.00             1,455,668               8.6                 $ 8.17             491,018        $ 6.84
$10.01 - $20.00             2,050,010               9.0                 $11.34             444,556        $13.25
$20.01 - $30.00               134,772               8.0                 $27.58              73,473        $28.49
$30.01 - $39.94                52,000               8.1                 $39.72              52,000        $39.72
-------------------------------------------------------------------------------------------------------------------
                            3,962,422               8.5                 $10.53           1,331,019        $10.77
                          -----------------------------------------------------------------------------------------
                          -----------------------------------------------------------------------------------------


The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." In accordance with the provisions of SFAS No. 123, the Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option plans and, accordingly, no compensation cost has been recognized for stock options granted to employees in 1996, 1997 or 1998. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, the net income for the year ended December 31, 1996 would have been reduced by $2.7 million ($0.08 and $0.07 per share, basic and diluted, respectively), net loss for the year ended December 31, 1997 would have been increased by $5.9 million ($0.14 per share, basic and diluted), and income for the year ended December 31, 1998 would have been reduced by $3.6 million ($0.08 per share, basic and diluted). Pro forma calculations exclude the effect of stock options granted prior to 1995. Accordingly, the 1996, 1997 and 1998 pro forma adjustments are not indicative of future period pro forma adjustments when the calculation will reflect all applicable stock options. The estimated weighted average fair value at grant date for the options granted during 1996, 1997 and 1998 were $13.54, $14.30 and $5.86 per option, respectively. The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model with the following assumptions:



                                               1996          1997          1998
Expected dividend yield                        None          None          None

Expected stock price volatility                40%           40%           45%

Risk-free interest rate                        6.2%          6.1%          5.2%

Expected life of options                       5 years       5 years       5 years


11.   INCOME TAXES

The provision (benefit) for income taxes consisted of the following components (in thousands):

                                                 1996              1997               1998
Current:
  Federal                                     $  3,012           $ 21,617           $ 12,843
  State                                            527              2,833              1,007
                                              --------           --------            -------
Total                                            3,539             24,450             13,850
                                              --------           --------            -------
Deferred:
  Federal                                                          (5,424)           (14,448)
  State                                                              (221)              (309)
                                                                 --------            -------
Total                                                              (5,645)           (14,757)
                                                                 --------            -------
Provision (benefit) for income taxes          $  3,539           $ 18,805           $   (907)
                                              --------           --------            -------
                                              --------           --------            -------


A reconciliation of the income tax provision (benefit) based on federal statutory rates and income (loss) before income taxes to the provision (benefit) for income taxes as reported is as follows (in thousands):


                                                                  1996            1997              1998
Provision (benefit) at statutory rates                      $  9,475           $(23,060)          $    639
Charges not deductible or recognizable
  for tax purposes                                                               43,351
State income taxes, net                                          361              1,779                326
Research and development tax credits                                                                  (583)
NOL carryforwards utilized                                    (6,852)            (1,015)              (515)
Change in beginning of year deferred tax valuation
  allowance                                                                      (1,545)
Impact of foreign income taxed at different rates                                  (364)              (260)
Federal alternative minimum tax (credit)                         234                                  (235)
Other                                                            321               (341)              (279)
                                                            --------           --------           --------
Provision (benefit) for income taxes                        $  3,539           $ 18,805           $   (907)
                                                            --------           --------           --------
                                                            --------           --------           --------

Deferred tax assets and liabilities reflect the impact of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts recognized for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 1997 and 1998 are as follows (in thousands):


                                                            1997               1998
Deferred tax assets:
  Net operating loss carryforwards                        $ 25,422           $ 23,850
  Capitalized research and development                       8,247              6,990
  Research and development credits                           2,549
  Reserves and accruals not currently deductible             5,023             21,851
  Other                                                        341                593
                                                          --------           --------
           Total deferred tax assets                        41,582             53,284

Deferred tax liabilities:
  Depreciation and amortization                               (650)            (1,732)
Valuation allowance for deferred tax assets                (36,022)           (31,885)
                                                          --------           --------
Net deferred tax assets                                   $  4,910           $ 19,667
                                                          --------           --------
                                                          --------           --------

The Company has provided a valuation allowance against deferred tax assets based on management's assessment of the likelihood of realizing those assets. Realization of deferred tax assets is dependent upon having sufficient taxable income during the period that temporary differences and carryforwards are expected to be available to reduce taxable income. During the year ended December 31, 1997, the balance of the beginning-of-year valuation allowance was reduced by approximately $1.5 million due to a change in management's judgment about the realizability of deferred tax assets relating to net operating loss carryforwards.

At December 31, 1998, the Company had federal net operating loss ("NOL") carryforwards of approximately $64 million, which begin expiring in 2003. This amount includes NOL carryforwards totaling approximately $37 million acquired in connection with the Company's purchase of the callable common stock of Spiros Corp. The availability of the NOL carryforwards is subject to annual limitations pursuant to the "change in ownership" provisions of
Section 382 of the Internal Revenue Code.

The Company does not provide for income taxes which would be payable if undistributed earnings of its foreign subsidiaries were remitted because the Company considers these earnings to be invested indefinitely. Tax benefits realized from the exercise of stock options are credited directly to shareholders' equity and are reflected on the consolidated statements of shareholders' equity.

12. CHARGES FOR ACQUIRED IN-PROCESS TECHNOLOGY, PURCHASE OPTIONS AND OTHER NONRECURRING ITEMS

Charges for acquired in-process technology, purchase options and other nonrecurring items consisted of the following (in thousands):


                                                                    1997              1998
Impairment of long-term assets                                    $  2,870           $29,332
Acquired in-process technology                                      45,989
Acquired purchase options                                           75,000
Buy-out of royalty agreement                                        13,780
                                                                  --------           -------
Total                                                             $137,639           $29,332
                                                                  --------           -------
                                                                  --------           -------


IMPAIRMENT OF LONG-TERM ASSETS - The Company periodically evaluates its ability to recover the carrying value of its long-term assets. In the fourth quarter of 1998, management concluded that the Company would not recover the carrying value of the Rondec product line and, accordingly, recorded a nonrecurring charge of $29.3 million. This conclusion was based on a discounted cash flow forecast for the Rondec products and takes into consideration the terms of the licensing of the marketing and distribution rights of these products to DJ Pharma (see Note
3). Sales of the Rondec products declined significantly in 1998 as the Company focused its promotion efforts away from its branded generic products such as Rondec and toward Dura's patent protected and proprietary products.

In 1997, management concluded that the decline in the fair value of an investment in equity securities was "other than temporary" and, accordingly, recorded a charge of $2.9 million to write down the investment to its estimated fair value.

ACQUIRED IN-PROCESS TECHNOLOGY - The charge for acquired in-process technology in 1997 relates to the Company's acquisition of Spiros Corp. (see Note 13). The Company concluded that due to the additional development and testing to be performed and regulatory approvals required, the commercial viability of the technology acquired in this acquisition had not yet been established. As such, a charge to earnings was recorded for the portion of the purchase price allocated to in-process technology. Such acquired in-process technology was licensed to Spiros Corp. II upon its formation (see Note 7).

ACQUIRED PURCHASE OPTIONS - In connection with the formation of Spiros Corp. II in 1997, the Company contributed $75 million as consideration for the options to acquire the rights to certain products from Spiros Corp. II (see Note 7). The Company concurrently recorded charges for this purchase option for the amount of cash contributed to Spiros Corp. II.

BUY-OUT OF ROYALTY AGREEMENT - In December 1997, the Company terminated a ten-year royalty agreement which the Company entered into in 1994. The agreement required the Company to make quarterly royalty payments based on sales in specified sales territories. As consideration for terminating the agreement, the Company made a cash payment of $11.3 million (paid in January 1998) and issued a warrant to purchase 200,000 shares of the Company's common stock for $45.12 per share. The estimated fair value of the warrant at issuance was $2.5 million which, when combined with the cash payment, resulted in a nonrecurring charge of $13.8 million.

13.  ACQUISITIONS

The following acquisitions have been accounted for under the purchase method of accounting and, accordingly, the operating results of these acquisitions are included in the Company's consolidated results of operations from the date of acquisition.

SPIROS CORP. - On December 19, 1997, the Company acquired all of the outstanding callable common stock and options of Spiros Corp. (see Note 7). The purchase price of $45.7 million consisted of 896,606 shares of the Company's common stock and a cash payment of $2 million. The net assets acquired included cash of $1 million. The excess of the purchase price over the fair value of the net assets acquired of $44.7 million was allocated to in-process technology. The Company concluded, based on an assessment of the additional development, testing and regulatory approvals required, that the commercial viability of the technology had not yet been established. In addition, no alternative future uses of the technology, not requiring regulatory approval, have been established. As a result of this assessment, the acquired in-process technology was expensed as a nonrecurring charge in December 1997. Such acquired in-process technology was licensed to Spiros Corp. II upon its formation (see Note 7).

The following unaudited pro forma summary presents the consolidated results of operations as if the acquisition of Spiros Corp. had occurred on January 1, 1996, after giving effect to certain adjustments, including the issuance of Company common stock. The charge to earnings for acquired in-process technology is not reflected in the pro forma results as it is nonrecurring. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made on January 1, 1996, nor is it indicative of future results (in thousands, except per share amounts).


                                                   1996                 1997
Total revenues                                 $   85,181          $   162,444
Net income (loss)                              $    9,801          $   (49,917)
Net income (loss) per share - basic            $     0.27          $     (1.12)
Net income (loss) per share - diluted          $     0.24          $     (1.12)


14.  COMMITMENTS AND CONTINGENCIES

EMPLOYEE SAVINGS PLANS - The Company has a 401(k) plan that allows participating employees to contribute 1% to 15% of their salary, subject to annual limits. The Board may, at its sole discretion, approve Company contributions. The Company made contributions to the plan totaling $532,000, $867,000 and $1.1 million in 1996, 1997 and 1998, respectively.

The Company has a non-qualified deferred compensation plan that allows eligible employees to defer up to 100% of their compensation. As of December 31, 1998, $6.5 million has been deferred under this plan which is included in other assets and other long-term obligations. The amounts deferred under this plan are transferred to a trust and managed by an investment manager. Included in the trust investments at December 31, 1998 are 156,250 units of Spiros Corp. II (see
Note 7).

LINE OF CREDIT - In April 1997, the Company entered into a loan agreement with a bank which provides for the borrowing of up to $50 million on an unsecured basis through May 1, 1999. Borrowings under the agreement bear interest at the bank's reference rate (7.75% at December 31, 1998) or an offshore rate plus 1.5% as selected by the Company. The agreement places restrictions on the payment of cash dividends and on the incurrence of additional indebtedness by the Company. As of December 31, 1998, no borrowings have been or were outstanding under this agreement.

TERMINATION OF MERGER AGREEMENT WITH SCANDIPHARM, INC. - On December 1, 1997, the Company terminated a merger agreement with Scandipharm, Inc. ("Scandipharm") entered into on October 20, 1997. On January 16, 1998, Scandipharm filed suit against the Company for breach of contract. On January 20, 1998, the Company filed suit against Scandipharm seeking a declaratory judgment that Dura's termination of the merger agreement did not breach the agreement and for damages against Scandipharm. The Company believes that it had the right to terminate the merger agreement, that Scandipharm's claims in its lawsuit and its claims for damages are without merit, and the outcome of this matter will not have a material adverse effect on the Company's financial condition or operations.

SHAREHOLDER CLASS ACTION LITIGATION - Commencing on January 27, 1999, several class action suits were filed against the Company, various current or former officers and directors of the Company, and one of the Company's investment bankers in the United States District Court for the Southern District of California. The lawsuits allege violations of the federal securities laws, and purport to seek damages on behalf of a class of shareholders who purchased Dura common stock during a defined period. The Company believes that the claims in the lawsuits are without merit and intends to defend against them vigorously.

15.  SEGMENT INFORMATION

The Company operates in two business segments: (1) Pharmaceutical Products and
(2) Research and Development. The Pharmaceutical Products segment markets prescription pharmaceutical products for the treatment of respiratory ailments. The Research and Development segment manages the development of Spiros. Each of the Company's segments operates solely within the United States.

Three wholesale customers individually accounted for 17%, 14%, and 13% of 1996 sales, two wholesale customers each individually accounted for 11% of 1997 sales, and two wholesale customers individually accounted for 13% and 11% of 1998 sales.

The following table summarizes information about the Company's operating segments for the years ended December 31, 1996, 1997, and 1998 (in thousands):


                                                      PHARMACEUTICAL    RESEARCH AND
                                                         PRODUCTS        DEVELOPMENT      CORPORATE        CONSOLIDATED
Total revenues                       1996              $  79,563         $  24,556                           $ 104,119
                                     1997              $ 150,476         $  30,847                           $ 181,323
                                     1998              $ 136,193         $  62,959                           $ 199,152

Operating income/(loss)(1)           1996              $  18,959         $   2,688                           $  21,647
                                     1997              $  42,590         $(120,607)                          $ (78,017)
                                     1998              $ (22,432)        $  15,023                           $  (7,409)

Identifiable assets                  1997              $ 307,922         $  46,433         $ 420,525         $ 774,880
                                     1998              $ 413,565         $  75,990         $ 335,904         $ 825,459

Capital expenditures                 1996              $     365         $  10,048         $   2,432         $  12,845
                                     1997              $     685         $  18,835         $   4,559         $  24,079
                                     1998              $   1,200         $  33,010         $   7,991         $  42,201

Depreciation and amortization        1996              $   5,167         $   1,150                           $   6,317
                                     1997              $  12,693         $   2,516                           $  15,209
                                     1998              $  16,166         $   4,288                           $  20,454



(1) The 1998 operating loss for the Pharmaceutical Products segment was increased by $36.8 million for the write-off of the carrying value of the Rondec product rights (see Note 12) and for the impact of consolidating DJ Pharma (see Note 3). The 1997 operating income for the Research and Development segment was decreased by $123.8 million for (1) the in-process technology acquired in connection with our acquisition of Spiros Corp. (see
     Note 13), (2) the purchase option charge resulting from the cash contribution to Spiros Corp. II (see Note 7) and

     (3) the write-off of the carrying value of a long-term investment (see Note
     12). The 1997 operating income for the Pharmaceutical Products segment was decreased by $13.8 million resulting from the termination of a ten-year royalty agreement (see Note 12).

16.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following is a summary of unaudited quarterly results of operations for the years ended December 31, 1997 and 1998 (in thousands, except per share amounts).


                                                 FIRST              SECOND             THIRD              FOURTH
1997                                            QUARTER            QUARTER            QUARTER             QUARTER
Total revenues                                 $  40,893          $  43,631          $  43,343          $  53,456
Operating income (loss)                           11,170             12,302             13,377           (114,866)
Net income (loss)                                  8,787              9,282             11,325           (114,086)
Net income (loss) per share - basic                 0.20               0.21               0.26              (2.57)
Net income (loss) per share - diluted               0.19               0.20               0.24              (2.57)

1998

Total revenues                                 $  48,766          $  51,938          $  43,363          $  55,085
Operating income (loss)                            8,569             10,047              1,043            (27,068)
Net income (loss)                                  7,164              8,177              2,424            (15,032)
Net income (loss) per share - basic                 0.16               0.18               0.05              (0.33)
Net income (loss) per share - diluted               0.15               0.17               0.05              (0.33)



See Notes 5, 7, 12 and 13 for discussions of transactions which occurred during 1997 and 1998, affecting the comparability of the Company's quarterly results of operations.