Form 10-Q
period 1999-03-31
DURA PHARMACEUTICALS INC
filed 1999-05-07
CIK 882098

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended March 31, 1999.

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

The number of shares of the Registrant's Common Stock outstanding as of March 31, 1999 was 44,104,851.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

                          DURA PHARMACEUTICALS, INC.
                          CONSOLIDATED BALANCE SHEETS
                       In thousands, except share amounts

                                                                           March 31,         December 31,
                                                                             1999                1998
                                                                           ---------         ------------
ASSETS                                                                    (unaudited)
Current assets:
  Cash and cash equivalents                                                $  57,575          $  31,113
  Short-term investments                                                     218,620            238,299
  Accounts and other receivables                                              33,616             24,627
  Inventory                                                                   11,827              9,006
                                                                           ---------          ---------
           Total current assets                                              321,638            303,045

License agreements and product rights                                        366,539            377,250
Property                                                                      87,533             85,374
Other assets                                                                  65,869             59,790
                                                                           ---------          ---------
Total                                                                      $ 841,579          $ 825,459
                                                                           ---------          ---------
                                                                           ---------          ---------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                         $   8,801          $   8,893
  Accrued liabilities                                                         57,697             46,557
  Current portion of long-term obligations                                     5,846              6,798
                                                                           ---------          ---------
     Total current liabilities                                                72,344             62,248

Convertible subordinated notes                                               287,500            287,500
Other long-term obligations                                                   62,862             65,339
                                                                           ---------          ---------
     Total liabilities                                                       422,706            415,087
                                                                           ---------          ---------

Shareholders' equity:
  Preferred stock, par value $.001, shares authorized - 5,000,000; no shares issued or outstanding
  Common stock, par value $.001, shares authorized - 200,000,000;
    issued and outstanding - 44,104,851 and 44,083,652, respectively              44                44
  Additional paid-in capital                                                 607,667           607,436
  Accumulated other comprehensive income                                         227               454
  Warrant subscriptions receivable                                            (8,654)           (9,385)
  Accumulated deficit                                                       (153,185)         (160,951)
  Treasury stock, at cost; shares outstanding - 2,327,500                    (27,226)          (27,226)
                                                                           ---------          ---------
     Total shareholders' equity                                              418,873           410,372
                                                                           ---------          ---------
Total                                                                      $ 841,579         $ 825,459
                                                                           ---------          ---------
                                                                           ---------          ---------

See accompanying notes to consolidated financial statements.

                           DURA PHARMACEUTICALS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    In thousands, except per share amounts
                                  (Unaudited)

                                                             Three months ended
                                                                 March 31,
                                                            --------------------
                                                             1999         1998
Revenues:
  Sales                                                     $ 55,081    $ 35,885
  Contract                                                    16,166      12,881
                                                            --------    --------
     Total revenues                                           71,247      48,766

Operating costs and expenses:
  Cost of sales                                               10,491       8,093
  Clinical, development and regulatory                        11,491       9,590
  Selling, general and administrative                         37,290      22,514
                                                            --------    --------
     Total operating costs and expenses                       59,272      40,197
                                                            --------    --------

Operating income                                              11,975       8,569
                                                            --------    --------
Other:
  Interest income                                              4,303       5,417
  Interest expense                                            (4,064)     (3,142)
  Other - net                                                   (228)         13
                                                            --------    --------
     Total other                                                  11       2,288
                                                            --------    --------

Income before income taxes                                    11,986      10,857
Provision for income taxes                                     4,220       3,693
                                                            --------    --------

Net income                                                  $  7,766    $  7,164
                                                            --------    --------
                                                            --------    --------
Net income per share:
  Basic                                                     $   0.18    $   0.16
  Diluted                                                   $   0.17    $   0.15

Weighted average number of common shares:
  Basic                                                       44,100      45,975
  Diluted                                                     45,686      48,523

See accompanying notes to consolidated financial statements.

                          DURA PHARMACEUTICALS, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 In thousands
                                  (Unaudited)

                                                                         Three months ended
                                                                              March 31,
                                                                         ------------------
                                                                         1999          1998
                                                                       --------     ---------
Net cash provided by operating activities                              $ 19,179     $  14,514
                                                                       --------     ---------

Investing activities:
    Purchases of short-term investments                                 (69,454)     (102,211)
    Sales and maturities of short-term investments                       88,907       111,351
    Capital expenditures                                                 (4,172)       (5,768)
    Product acquisitions                                                 (3,679)
    Other                                                                (4,280)         (449)
                                                                       --------     ---------
         Net cash provided by investing activities                        7,322         2,923
                                                                       --------     ---------

Financing activities:
    Issuance of common stock and warrants - net                             961         2,194
    Principal payments on long-term obligations                          (1,000)
                                                                       --------     ---------
         Net cash provided by (used for) financing activities               (39)        2,194
                                                                       --------     ---------
Net increase in cash and cash equivalents                                26,462        19,631
Cash and cash equivalents at beginning of period                         31,113        72,003
                                                                       --------     ---------
Cash and cash equivalents at end of period                             $ 57,575     $  91,634
                                                                       --------     ---------
                                                                       --------     ---------

Supplemental disclosure of cash flow information:
    Cash paid during the period for:
         Interest (net of amounts capitalized)                         $  6,494     $   5,272
         Income taxes                                                  $    281     $     370

See accompanying notes to consolidated financial statements.

                           DURA PHARMACEUTICALS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.         BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by Dura Pharmaceuticals, Inc. ("Dura" or the "Company") in accordance with the instructions to Form 10-Q. The consolidated financial statements reflect all adjustments, consisting of only normal recurring accruals, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods presented. These consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998. The results of operations for the interim periods are not necessarily indicative of results to be expected for any other interim period or for the year as a whole.

The consolidated financial statements include the accounts of Dura and its wholly owned subsidiaries. All intercompany transactions and balances are eliminated in consolidation. Certain reclassifications have been made to amounts included in the prior year's financial statements to conform to the financial statement presentation for the three months ended March 31, 1999.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements and related notes. Changes in those estimates may affect amounts reported in future periods.

2.       REPORTING COMPREHENSIVE INCOME

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") requires reporting and displaying comprehensive income and its components which, for Dura, includes net income and unrealized gains and losses on investments. In accordance with SFAS 130, the accumulated balance of other comprehensive income is disclosed as a separate component of shareholders' equity.

For the three months ended March 31, 1999 and 1998, comprehensive income consisted of (in thousands):

                                                    1999              1998
                                                  -------           -------
         Net income                               $ 7,766           $ 7,164
         Other comprehensive income:
              Unrealized gain(loss) on
                investments                          (227)               84
                                                  -------           -------
         Comprehensive income                     $ 7,539           $ 7,248
                                                  -------           -------
                                                  -------           -------

3.       LICENSE AGREEMENTS AND PRODUCT RIGHTS

On December 31, 1998, the Company acquired from Bristol-Myers Squibb Company the exclusive U.S. distribution rights for the patented hospital antibiotic products Maxipime-R- (cefepime hydrochloride) for Injection and Azactam-R- (aztreonam) for Injection. The Company began selling these products effective January 1, 1999. The purchase price consisted of $60 million paid in cash at closing, payments totaling $4 million due in 1999 and a payment of $70 million due in 2003, plus additional contingent payments due from 1999 through 2003 based on sales of Maxipime and Azactam during that period. Based on historical sales data, the Company estimates that such future contingent payments could approximate $90 million.

4.       COMMITMENTS AND CONTINGENCIES

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

5.       SEGMENT INFORMATION

The Company operates in two business segments: (1) Pharmaceutical Products and (2) Research and Development. The Pharmaceutical Products segment markets prescription pharmaceutical products for the treatment of respiratory ailments. The Research and Development segment manages the development of Spiros-R-, the Company's proprietary dry powder delivery technology. Each of the Company's segments operates solely within the United States. Three wholesale customers accounted for 12%, 14%, and 16% of sales, respectively, for the first quarter of 1999, while one wholesale customer accounted for 10% of sales for the first quarter of 1998.

The following table summarizes information about the Company's operating segments for the three months ended March 31, 1999 and 1998 (in thousands):

                                 Pharmaceutical    Research and
                                    Products        Development      Consolidated
Total revenues          1999       $ 55,668          $ 15,579          $ 71,247
                        1998       $ 35,885          $ 12,881          $ 48,766

Operating income        1999       $  9,442          $  2,533          $ 11,975
                        1998       $  6,176          $  2,393          $  8,569




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the consolidated financial statements and the accompanying notes included in Item 1 of this quarterly report and the audited financial statements and accompanying notes and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1998 contained in our 1998 annual report on Form 10-K. See "Risks and Uncertainties" below for trends and uncertainties known to us that could cause reported financial information not to be necessarily indicative of future results.

RECENT DEVELOPMENTS

On December 31, 1998, we acquired from Bristol-Myers Squibb Company the exclusive U.S. distribution rights for the patented hospital antibiotic products Maxipime-R- (cefepime hydrochloride) for Injection and Azactam-R(aztreonam) for Injection. The Company began selling these products effective January 1, 1999. The purchase price consisted of $60 million paid in cash at closing, payments totaling $4 million due in 1999 and a payment of $70 million due in 2003, plus additional contingent payments due from 1999 through 2003 based on sales of Maxipime and Azactam during that period. Based on historical sales data, we estimate that such future contingent payments could approximate $90 million.

RESULTS OF OPERATIONS

Total revenues for the three months ended March 31, 1999 were $71.2 million, an increase of $22.5 million, or 46%, over the same period in 1998. Net income for the three months ended March 31, 1999 was $7.8 million, or $0.17 per diluted share, as compared to $7.2 million, or $0.15 per diluted share, for the same period in 1998. The principal factors causing these results are discussed below.

Pharmaceutical sales for the three months ended March 31, 1999 were $55.1 million, an increase of $19.2 million, or 53%, over 1998. This increase is due primarily to sales of Maxipime and Azactam (acquired in December 1998) and Myambutol (acquired in August 1998) and increases in sales of Ceclor-R-CD, Nasarel-R- and Nasalide-R- resulting from increased prescription volumes for those products.

Gross profit (pharmaceutical sales less cost of sales) for the three months ended March 31, 1999 was $44.6 million, an increase of $16.8 million, or 60%, over 1998. This increase is due primarily to the increase in pharmaceutical sales discussed above. Gross profit as a percentage of sales was 81% for the three months ended March 31, 1999 as compared to 77% for the same period in 1998. The increase in the gross profit percentage is due to differences in product mix for the first quarter of 1999 as compared to the same period in 1998.

Contract revenue relates primarily to amounts received by us for the development of our Spiros-R- system. Under agreements with several companies, we conduct feasibility testing and development work on various compounds for use with Spiros. Contract revenues include payment for feasibility and development work performed by us as well as milestone and technology access payments. Contract revenue for the three months ended March 31, 1999 was $16.2 million, an increase of $3.3 million, or 26%, over 1998. This increase is due to increased development activity conducted on behalf of Spiros Development Corporation II, Inc. and Eli Lilly and Company. Contract revenue totaled $12.2 million from Spiros Corp. II for the three months ended March 31, 1998 as compared to $10.4 million for the same period in 1998. Contract revenue may fluctuate from period to period based on the level of research funding as well as the achievement of milestones and receipt of technology access payments from partners.

Clinical, development and regulatory expenses for the three months ended March 31, 1999 were $11.5 million, an increase of $1.9 million, or 20%, over 1998. The increase reflects additional expenses incurred by us under feasibility and development agreements covering the use of various compounds with Spiros as discussed above.

Selling, general and administrative expenses for the three months ended March 31, 1999 were $37.3 million, an increase of $14.8 million, or 66%, over 1998. These expenses increased as a percentage of total revenues to 52% for the three months ended March 31, 1999 as compared to 46% for 1998. The dollar and percentage increases are primarily due to costs incurred to support the expansion of our sales organization from approximately 270 field sales representatives in the first quarter of 1998 to approximately 400 in the first quarter of 1999 (increase of $7.8 million) and to promote the newly acquired products, Maxipime and Azactam (increase of $5.7 million). We anticipate that our selling, general and administrative expenses will increase during fiscal 1999 as we establish our hospital-based sales force of approximately 120 representatives and associated field management.

Interest income for the three months ended March 31, 1999 was $4.3 million, a decrease of $1.1 million, or 21%, from 1998. The decrease is due to lower balances of cash and short-term investments resulting from the acquisition of product rights and the repurchase of shares of our common stock in the second half of 1998.

Interest expense for the three months ended March 31, 1999 was $4.1 million, an increase of $922,000, or 29%, over 1998. The increase is primarily due to the amortization of the discounts recorded in connection with the acquisitions of Myambutol-R-, Maxipime and Azactam in the second half of 1998.

The Company records interim provisions for income taxes based on the estimated effective combined tax rate to be applicable for the fiscal year. This estimate is reevaluated by management each quarter based on forecasts of income before income taxes for the year as well as anticipated adjustments from statutory federal and state tax rates. The Company's effective tax rate for the three months ended March 31, 1999 was 35%, as compared to 34% for the same period in 1998.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and short-term investments totaled $276.2 million at March 31, 1999 as compared to $269.4 million at December 31, 1998. Working capital increased by $8.5 million from $240.8 million at December 31, 1998 to $249.3 million at March 31, 1999.

In the third quarter of 1997, we issued $287.5 million principal amount of notes due July 15, 2002 with interest payable semiannually at a coupon rate of 3.5%. The notes are convertible, at the option of the holder, into shares of common stock at any time prior to maturity or redemption at a conversion price of $50.635 per share.

In addition to the notes, as of March 31, 1999, we had outstanding an aggregate of $68.7 million in current and other long-term obligations, of which $5.8 million is to be paid during the next 12 months. As of March 31, 1999, additional future contingent obligations existed relating to product acquisitions. Payments totaling approximately $135 million, estimated based on historical sales levels of the related products, are contingent upon the levels of future sales of certain products, and approximately $80 million are contingent upon the continued absence of competing formulations of certain products as defined in the respective agreements. Such contingent amounts are payable through 2004, including approximately $35 million contingently due within the next 12 months.

We have entered into a loan agreement which provides for the borrowing of up to $50 million, subject to maintaining certain financial ratios, through August 1, 1999. As of March 31, 1999, no borrowings have been or were outstanding under this agreement.

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

The first phase in our year 2000 program was to identify the systems with year 2000 exposure. This phase was completed during 1998. Substantially all the hardware and software comprising our information technology systems were replaced in 1997 with systems that are year 2000 compliant. Accordingly, no further evaluation or testing of these systems is required. We are currently evaluating our other systems to assess whether they are year 2000 compliant or, if not, whether the systems will be impacted by the change in year. When the evaluation phase is complete, we will assess if any remediation to these other systems will be necessary.

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

We are developing a contingency plan to address any year 2000 exposures from internal and third-party systems that may not be adequately remediated or replaced. While it is difficult to identify all potential year 2000 exposures, the greatest risks to us are our inability to receive and process orders from our customers and our vendors' inability to supply product inventory. If necessary, our contingency plan will address these risks by identifying alternative suppliers, stocking additional inventory, and developing back-up systems to process sales orders.

We expect to complete our year 2000 evaluation, testing and contingency planning by September 30, 1999. We estimate that the aggregate costs of our year 2000 program will be less than $1 million, including costs incurred to date. This estimate excludes the cost of the information technology systems implemented in 1997 as the implementation was not in response to the year 2000 issue. The majority of the costs are not expected to be incremental expenses but rather an allocation of existing resources. The estimated impact, cost, and timing of our year 2000 program are based on our best estimates using information currently available. These estimates may not be achieved, and actual results could differ materially from our plans.

RISKS AND UNCERTAINTIES

FORWARD-LOOKING STATEMENTS. We caution readers that the statements in this quarterly report that are not descriptions of historical facts may be forward-looking statements that are subject to risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors, including those identified below.

SPIROS-R- REQUIRES SIGNIFICANT ADDITIONAL DEVELOPMENT WHICH IS COSTLY, TIME-CONSUMING AND MAY NEVER BE COMMERCIALLY SUCCESSFUL. Spiros, our proprietary dry powder pulmonary drug delivery system, will require significant additional development efforts as well as clinical testing. This work is very costly and time consuming. Even after spending significant amounts of money and time, the development and commercialization, if any, of any Spiros product may not be successful.

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

OUR REGULATORY APPLICATION SUBMITTED TO THE FDA FOR ALBUTEROL SPIROSTM WILL NOT BE APPROVED WITHOUT ADDITIONAL CLINICAL TRIALS, WHICH WILL DELAY THE COMMERCIALIZATION OF ALBUTEROL SPIROS. On November 4, 1998 Dura and Spiros Corp. II announced the receipt of a complete response letter from the FDA. The letter indicated that the new drug application submitted by Dura on behalf of Spiros Corp. II for Albuterol Spiros will not be approved unless certain deficiencies are addressed. The FDA requested that additional clinical trials on the Spiros inhaler be completed to ensure the inhaler is reliable and to replicate clinical outcomes of the initial trials. The FDA also requested that several chemistry, manufacturing and control issues, as well as certain electromechanical reliability issues be resolved. As a result of a series of meetings with the FDA, Dura and Spiros Corp. II have determined the requirements to address these issues to support the resubmission of the new drug application for Albuterol Spiros. Dura, on behalf of Spiros Corp. II, expects to initiate clinical trials for both Albuterol Spiros and Beclomethasone SpirosTM in the fourth quarter of 1999 and to commercialize these products in 2001, pending successful development and FDA approval. We cannot predict or assure the successful outcome of additional trials to support the resubmission of the new drug application, or if the FDA will ever approve this new drug application.

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

WE NEED TO BUILD A HOSPITAL-BASED FIELD SALES FORCE BY THE END OF 1999 TO BE ABLE TO EFFECTIVELY MARKET OUR NEWLY ACQUIRED PRODUCTS, MAXIPIME AND AZACTAM. Effective January 1, 1999, we acquired the rights to two hospital-based products, Maxipime-R- (cefepime hydrochloride) for Injection and Azactam-R-(aztreonam) for Injection. In the first quarter of 1999 we built our acute care sales and marketing management team, and by the end of 1999 we expect to have an additional 120 field sales representatives and associated field management who will be fully dedicated to the hospital-based products. We may not be able to hire qualified field sales representatives with the necessary experience selling to hospitals. Even if we are successful in identifying and hiring such representatives, we may not be able to hire the numbers needed in the appropriate time frame. Our success with these products is dependent upon effectively building this sales and marketing capability.

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

OUR EXERCISE OF THE SPIROS CORP. II STOCK PURCHASE OPTION MAY HAVE AN ADVERSE EFFECT ON OUR BUSINESS. We have a purchase option with respect to the outstanding shares of callable common stock of Spiros Corp. II which expires on December 31, 2002. We may or may not exercise this option. If we exercise our stock purchase option, we will be required to make a substantial cash payment or to issue shares of our common stock, or both. A payment in cash would reduce our capital resources. A payment in shares of our common stock would result in a decrease in the percentage ownership of our shareholders at that time and have a dilutive effect on future earnings per share. If we determine to exercise the stock purchase option, it will likely require us to record a significant charge to earnings. If we do not exercise our stock purchase option prior to its expiration in December 2002, our rights in and to Spiros with respect to certain compounds will terminate.

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

OUR STOCK PRICE IS VOLATILE. The market prices for securities of emerging companies, including ours, have historically been highly volatile. Future announcements concerning us or our competitors may have a significant impact on the market price of our common stock. Such announcements might include:

    -  financial results,
    -  the results of clinical testing of our or our competitors' products,
    -  regulatory developments,
    -  technological innovations,
    -  new commercial products,
    -  changes to government regulations,
    -  regulatory decisions on commercialization of products,
    -  developments concerning proprietary rights,
    -  litigation or public concern as to safety of our products or
    - our failure to achieve securities analysts' expectations concerning our earnings per share or revenues.

WE ARE INVOLVED IN CERTAIN LAWSUITS AND CANNOT PREDICT THEIR OUTCOME. We are involved in certain lawsuits as described in note 4 of the notes to consolidated financial statements. The outcome of these lawsuits and any other suits we may become involved in cannot be predicted. An adverse outcome could have an adverse effect on our business or results of operations.

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

A PROPOSED NEW ACCOUNTING STANDARD MAY REQUIRE US TO CONSOLIDATE SPIROS CORP. II WHICH WOULD HAVE AN ADVERSE EFFECT ON OUR RESULTS OF OPERATIONS. In February 1999, the Financial Accounting Standards Board issued an exposure draft of a proposed new statement of financial accounting standards entitled "Consolidated Financial Statements: Purpose and Policy." This proposed standard, if adopted, would modify existing standards which govern when entities should be consolidated. During its exposure period, interested parties have the opportunity to comment on the proposed changes and these comments will be considered prior to issuing the standard in its final form, if one is issued at all. If adopted as initially proposed, this standard may require us to consolidate Spiros Corp. II into our financial statements. Such consolidation would have an adverse effect on our results of operations.

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

WE MAY NOT ADEQUATELY ADDRESS YEAR 2000 ISSUES WHICH COULD HAVE AN ADVERSE EFFECT ON OUR BUSINESS. We are currently evaluating certain of our systems to assess whether they are year 2000 compliant or, if not, whether the systems will be impacted by the change in year. We will not be able to assess what, if any, remediation to these systems will be necessary until the evaluation phase is complete. We have not yet completed our audit of the compliance efforts of our significant suppliers, customers and key business partners to determine the extent to which our business may be affected if these parties fail to address their year 2000 issues. We estimate that the aggregate costs of our year 2000 program will be less than $1 million, including costs incurred to date. There can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Our failure to adequately address our year 2000 risks would have an adverse effect on our business and results of operations. For a more complete description of the initiatives we have implemented with respect to the year 2000 issue, please see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Year 2000."

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We invest our excess cash and short-term investments in U.S. government and corporate debt securities with high quality credit ratings and maturities of less than two years. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our investments and, therefore, impact our cash flows and results of operations. At March 31, 1999, we had outstanding subordinated notes totaling $287.5 million which mature in July 2002. The notes have a fixed interest rate of 3 1/2 percent. Accordingly, while changes in interest rates may affect the fair market value of the notes, they do not impact our cash flows or results of operations. As of March 31, 1999, the notes had a fair market value of $217.8 million. We are not exposed to risks for changes in foreign currency exchange rates, commodity prices, or any other market rates.

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

         Exhibit No.

      (1)3.1      Certificate of Incorporation
      (2)3.2      Certificate of Amendment of Certificate of Incorporation,
                  effective May 21, 1998
      (2)3.3      Certificate of Designation of Series A Junior Participating
                  Preferred Stock
      (1)3.4      Bylaws
      (3)10.1     Distribution Agreement for Maxipime-R- and Azactam-R- between the Company and Bristol-Myers SquIbb Company (with certain confidential portions omitted).
      (3)10.2     Supply Agreement for Maxipime-R- and Azactam-R- between the
                  Company and Bristol-Myers SquIbb Company (with certain
                  confidential portions omitted).
         11       Statements re Computations of Net Income Per Share
         27       Financial Data Schedule

         (1) Incorporated by reference to the Company's Form 10-Q for the quarter ended June 30, 1997.
         (2) Incorporated by reference to the Company's Registration Statement on Form 8-A filed on May 22, 1998.
         (3) Incorporated by reference to the Company's Form 8-K, dated January 1, 1999.

(b)  Reports on Form 8-K

         On January 15, 1999, the Company filed a current report on Form 8-K dated January 1, 1999, reporting the Company's acquisition of product rights from Bristol-Myers Squibb Company.

                                   SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                       DURA PHARMACEUTICALS, INC.

DATE   MAY 3, 1999                     /s/ MICHAEL T. BORER
                                       ----------------------
                                       (MICHAEL T. BORER)
                                       Senior Vice President and Chief
                                       Financial Officer
                                       (Principal Financial and Accounting
                                        Officer)