Form 10-Q
period 1999-06-30
DURA PHARMACEUTICALS INC
filed 1999-08-13
CIK 882098

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 1999.


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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE IS (858)457-2553

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
        [ X ] Yes   [   ]  No

The number of shares of the Registrant's Common Stock outstanding as of July 30, 1999 was 44,133,367.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
--------------------------------------------------------------------------------
                           DURA PHARMACEUTICALS, INC.
                           CONSOLIDATED BALANCE SHEETS
                       IN THOUSANDS, EXCEPT SHARE AMOUNTS
--------------------------------------------------------------------------------

                                                                                  JUNE 30,          DECEMBER 31,
                                                                                    1999                1998
                                                                                 ---------           ---------
ASSETS                                                                          (UNAUDITED)
Current assets:
  Cash and cash equivalents                                                      $  61,945           $  31,113
  Short-term investments                                                           208,333             238,299
  Accounts and other receivables                                                    32,474              24,627
  Inventory                                                                         14,574               9,006
                                                                                 ---------           ---------
           Total current assets                                                    317,326             303,045

License agreements and product rights                                              383,173             377,250
Property                                                                            93,316              85,374
Other assets                                                                        66,382              59,790
                                                                                 ---------           ---------
Total                                                                            $ 860,197           $ 825,459
                                                                                 ---------           ---------
                                                                                 ---------           ---------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                               $  13,263           $   8,893
  Accrued liabilities                                                               64,355              46,557
  Current portion of long-term obligations                                           4,896               6,798
                                                                                 ---------           ---------
     Total current liabilities                                                      82,514              62,248

Convertible subordinated notes                                                     287,500             287,500
Other long-term obligations                                                         64,212              65,339
                                                                                 ---------           ---------
     Total liabilities                                                             434,226             415,087
                                                                                 ---------           ---------

Shareholders' equity:
  Preferred stock, par value $.001, shares authorized - 5,000,000; no shares issued or outstanding
  Common stock, par value $.001, shares authorized - 200,000,000;
    issued and outstanding - 44,131,169 and 44,083,652, respectively                    44                  44
  Additional paid-in capital                                                       608,142             607,436
  Accumulated other comprehensive income (loss)                                       (642)                454
  Warrant subscriptions receivable                                                  (7,914)             (9,385)
  Accumulated deficit                                                             (145,602)           (160,951)
  Treasury stock, at cost; 2,402,500 and 2,327,500 shares, respectively            (28,057)            (27,226)
                                                                                 ---------           ---------
     Total shareholders' equity                                                    425,971             410,372
                                                                                 ---------           ---------
Total                                                                            $ 860,197           $ 825,459
                                                                                 ---------           ---------
                                                                                 ---------           ---------

See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------
                           DURA PHARMACEUTICALS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     IN THOUSANDS, EXCEPT PER SHARE AMOUNTS
                                   (UNAUDITED)
--------------------------------------------------------------------------------

                                                     THREE MONTHS ENDED        SIX MONTHS ENDED
                                                          JUNE 30,                 JUNE 30,
                                                   ---------------------    ---------------------
                                                      1999        1998         1999        1998
                                                   ---------   ---------    ---------   ---------
Revenues:
  Sales                                            $  51,321   $  34,912    $ 106,402   $  70,798
  Contract                                            16,685      17,026       32,850      29,906
                                                   ---------   ---------    ---------   ---------
     Total revenues                                   68,006      51,938      139,252     100,704
                                                   ---------   ---------    ---------   ---------

Operating costs and expenses:
  Cost of sales                                       10,379       7,457       20,870      15,550
  Clinical, development and regulatory                12,474      11,488       23,965      21,077
  Selling, general and administrative                 33,587      22,946       70,877      45,461
                                                   ---------   ---------    ---------   ---------
     Total operating costs and expenses               56,440      41,891      115,712      82,088
                                                   ---------   ---------    ---------   ---------

Operating income                                      11,566      10,047       23,540      18,616
                                                   ---------   ---------    ---------   ---------

Other:
  Interest income                                      4,249       5,937        8,552      11,354
  Interest expense                                    (4,308)     (3,069)      (8,372)     (6,210)
  Other - net                                            (19)       (519)        (247)       (506)
                                                   ---------   ---------    ---------   ---------
     Total other                                         (78)      2,349          (67)      4,638
                                                   ---------   ---------    ---------   ---------

Income before income taxes                            11,488      12,396       23,473      23,254
Provision for income taxes                             3,905       4,219        8,125       7,913
                                                   ---------   ---------    ---------   ---------

Net income                                         $   7,583   $   8,177    $  15,348   $  15,341
                                                   ---------   ---------    ---------   ---------
                                                   ---------   ---------    ---------   ---------
Net income per share:
  Basic                                            $    0.17   $    0.18    $    0.35   $    0.33
  Diluted                                          $    0.17   $    0.17    $    0.34   $    0.32

Weighted average number of common shares:
  Basic                                               44,085      46,302       44,092      46,139
  Diluted                                             45,085      48,073       45,328      48,321


See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------
                           DURA PHARMACEUTICALS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  IN THOUSANDS
                                   (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                          SIX MONTHS ENDED
                                                                                              JUNE 30,
                                                                                       ---------------------
                                                                                          1999        1998
                                                                                       ---------   ---------
Net cash provided by operating activities                                              $  43,283   $  43,633
                                                                                       ---------   ---------
Investing activities:
      Sales and maturities of short-term investments                                     189,435     201,454
      Purchases of short-term investments                                               (161,565)   (179,606)
      Product acquisitions                                                               (24,024)     (5,000)
      Capital expenditures                                                               (12,249)    (18,582)
      Other                                                                               (4,393)       (363)
                                                                                       ---------   ---------
               Net cash used for investing activities                                    (12,796)     (2,097)
                                                                                       ---------   ---------

Financing activities:
      Issuance of common stock and warrants - net                                          2,176       5,537
      Principal payments on long-term obligations                                         (1,000)
      Repurchase of common stock                                                            (831)
                                                                                       ---------   ---------
               Net cash provided by financing activities                                     345       5,537
                                                                                       ---------   ---------
Net increase in cash and cash equivalents                                                 30,832      47,073
Cash and cash equivalents at beginning of period                                          31,113      72,003
                                                                                       ---------   ---------
Cash and cash equivalents at end of period                                             $  61,945   $ 119,076
                                                                                       ---------   ---------
                                                                                       ---------   ---------
Supplemental disclosure of cash flow information: Cash paid during the period for:
        Interest (net of amounts capitalized)                                          $   8,585   $   5,832
        Income taxes                                                                   $   1,436   $   3,479


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

2.       REPORTING COMPREHENSIVE INCOME

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") requires reporting and displaying comprehensive income and its components which, for Dura, includes net income and unrealized gains and losses on investments. In accordance with SFAS 130, the accumulated balance of other comprehensive income (loss) is disclosed as a separate component of shareholders' equity.

For the three months and six months ended June 30, 1999 and 1998, comprehensive income consisted of (in thousands):

                                           Three months ended        Six months ended
                                                June 30,                 June 30,
                                            1999        1998         1999        1998
                                          --------    --------     --------    --------
     Net income                           $  7,583    $  8,177     $ 15,348    $ 15,341
     Other comprehensive loss:
              Unrealized loss on
                investments                   (869)       (167)      (1,096)        (83)
                                          --------    --------     --------    --------
     Comprehensive income                 $  6,714    $  8,010     $ 14,525    $ 15,258
                                          --------    --------     --------    --------
                                          --------    --------     --------    --------

3.       COMMITMENTS AND CONTINGENCIES

TERMINATION OF MERGER AGREEMENT WITH SCANDIPHARM, INC. - On December 1, 1997, the Company terminated a merger agreement with Scandipharm, Inc. entered into on October 20, 1997. On January 16, 1998, Scandipharm filed suit against the Company for breach of contract. On January 20, 1998, the Company filed suit against Scandipharm seeking a declaratory judgment that Dura's termination of the merger agreement did not breach the agreement and for damages against Scandipharm. The Company believes that it had the right to terminate the merger agreement, that Scandipharm's claims in its lawsuit and its claims for damages are without merit and intends to defend against them vigorously. The Company also believes that the outcome of this matter will not have a material adverse effect on the Company's financial condition or operations.

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

4.       SEGMENT INFORMATION

The Company operates in two business segments: (1) Pharmaceutical Products and (2) Research and Development. The Pharmaceutical Products segment markets prescription pharmaceutical products for the treatment of allergies, asthma, pneumonia, and related respiratory conditions. The Research and Development segment manages the development of Spiros-Registered Trademark-, the Company's proprietary dry powder delivery technology. Each of the Company's segments operates solely within the United States. Four wholesale customers accounted for 15%, 14%, 11%, and 11% of pharmaceutical product sales, respectively, for the first half of 1999, while one wholesale customer accounted for 13% of pharmaceutical product sales for the first half of 1998.

The following table summarizes information about the Company's operating segments (in thousands) for:

                                            Three months ended                                      Six months ended
                                                 June 30,                                              June 30,
                           --------------------------------------------------     -------------------------------------------------
                           Pharmaceutical      Research and                       Pharmaceutical      Research and
                              Products          Development      Consolidated        Products         Development      Consolidated
Total revenues      1999      $ 51,588           $ 16,418          $ 68,006          $107,255          $ 31,997         $139,252
                    1998      $ 35,086           $ 16,852          $ 51,938          $ 71,277          $ 29,427         $100,704

Operating income    1999      $  8,408           $  3,158          $ 11,566          $ 17,806          $  5,734         $ 23,540
                    1998      $  4,687           $  5,360          $ 10,047          $ 11,147          $  7,469         $ 18,616

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the consolidated financial statements and the accompanying notes included in Item 1 of this quarterly report, as well as the audited financial statements and accompanying notes and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1998 contained in our 1998 annual report on Form 10-K. See "Risks and Uncertainties" below for trends and uncertainties known to us that could cause reported financial information not to be necessarily indicative of future results.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1999 AND 1998

Pharmaceutical sales for the three months ended June 30, 1999 increased $16.4 million, or 47%, over 1998. This increase is due primarily to sales of Maxipime-Registered Trademark-, Azactam-Registered Trademark- and Myambutol-Registered Trademark- which we acquired in the second half of 1998. Gross profit (pharmaceutical sales less cost of sales) for the three months ended June 30, 1999 increased $13.5 million, or 49%, over 1998 due to the increase in pharmaceutical sales. Gross profit as a percentage of sales increased slightly to 80% in 1999 compared to 79% in 1998.

Contract revenue relates primarily to amounts received by us for the development of our Spiros-Registered Trademark- pulmonary drug delivery system. Under agreements with multiple companies, we conduct feasibility testing and development work on various compounds for use with Spiros. Contract revenues include payment for feasibility and development work performed by us as well as milestone and technology access payments. Contract revenues for the three months ended June 30, 1999 were $16.7 million, a decrease of 2% from the same period in 1998. Contract revenues from Spiros Development Corporation II, Inc. totaled $12.7 million for the three months ended June 30, 1999, consistent with the same period in 1998. Contract revenues may fluctuate from period to period based on the level of research funding received as well as the achievement of milestones and receipt of technology access payments from our partners.

Clinical, development and regulatory expenses for the three months ended June 30, 1999 increased $1 million, or 9%, over 1998 due to additional expenses incurred under feasibility and development agreements covering the use of various compounds with Spiros as discussed above.

Selling, general and administrative expenses for the three months ended June 30, 1999 increased $10.6 million, or 46%, over 1998, and increased as a percentage of total revenues from 44% in 1998 to 49% in 1999. The dollar and percentage increases are primarily due to costs incurred to expand our field sales force from approximately 313 representatives in the second quarter of 1998 to approximately 397 representatives in the second quarter of 1999 as well as to promote our recently acquired products, Maxipime and Azactam, and an increase in the amortization of our recently acquired product rights.

Interest income for the three months ended June 30, 1999 decreased $1.7 million, or 28%, from 1998 due to lower balances of cash and short-term investments resulting from the acquisition of product rights and the repurchase of shares of our common stock in the second half of 1998.

Interest expense for the three months ended June 30, 1999 increased $1.2 million, or 40%, over 1998 due to interest expense on obligations incurred in connection with the acquisition of product rights completed in the second half of 1998.

We record interim provisions for income taxes based on the estimated effective combined tax rate to be applicable for the fiscal year. We reevaluate this estimate each quarter based on forecasts of pre-tax income for the year as well as anticipated adjustments from statutory federal and state tax rates. Our effective tax rate was 34% for the three months ended June 30, 1999 and 1998.

SIX MONTHS ENDED JUNE 30, 1999 AND 1998

Pharmaceutical sales for the six months ended June 30, 1999 increased $35.6 million, or 50%, over 1998. This increase is due primarily to sales of Maxipime, Azactam, and Myambutol (acquired in the second half of 1998) and growth in prescription demand for Ceclor-Registered Trademark- CD and Nasarel-Registered Trademark-, partially offset by a decline in sales of certain of our cough, cold and allergy products resulting from lower prescription volume for those products. Gross profit for the six months ended June 30, 1999 increased $30.3 million, or 55%, over 1998 due to the increase in pharmaceutical sales. Gross profit as a percentage of sales increased from 78% in 1998 to 80% in 1999 due primarily to changes in product mix.

Contract revenue for the six months ended June 30, 1999 increased $2.9 million, or 10%, over 1998 due to increased development activity covering the use of various compounds with Spiros, conducted on behalf of Spiros Corp. II and Eli Lilly and Company. Contract revenue from Spiros Corp. II for the six months ended June 30, 1999 was $24.9 million compared to $23 million for the same period in 1998.

Clinical, development and regulatory expenses for the six months ended June 30, 1999 increased $2.9 million, or 14%, over 1998 due to additional expenses incurred under feasibility and development agreements covering the use of various compounds with Spiros as discussed above.

Selling, general and administrative expenses for the six months ended June 30, 1999 increased $25.4 million, or 56%, over 1998, and increased as a percentage of total revenues from 45% in 1998 to 51% in 1999. The dollar and percentage increases are primarily due to costs incurred to expand the number of our field sales force from 314 representatives in the first half of 1998 to 394 representatives in the first half of 1999 as well as to promote our recently acquired products, Maxipime and Azactam, and an increase in the amortization of our recently acquired product rights.

Interest income for the six months ended June 30, 1999 decreased $2.8 million, or 25%, from 1998 due to lower balances of cash and short-term investments resulting from the acquisition of product rights and the repurchase of shares of our common stock in the second half of 1998.

Interest expense for the six months ended June 30, 1999 increased $2.2 million, or 35%, over 1998 due to interest expense on obligations incurred in connection with the acquisition of product rights completed in the second half of 1998.

We record interim provisions for income taxes based on the estimated effective combined tax rate to be applicable for the fiscal year. We reevaluate this estimate each quarter based on forecasts of pre-tax income for the year as well as anticipated adjustments from statutory federal and state tax rates. Our effective tax rate was 35% for the six months ended June 30, 1999 as compared to 34% for the same period in 1998.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and short-term investments totaled $270.3 million at June 30, 1999 as compared to $269.4 million at December 31, 1998. Working capital decreased by $6 million from $240.8 million at December 31, 1998 to $234.8 million at June 30, 1999.

We have issued $287.5 million principal amount of notes due July 15, 2002 with interest payable semiannually at a coupon rate of 3.5%. The notes are convertible, at the option of the holder, into shares of common stock at any time prior to maturity or redemption at a conversion price of $50.635 per share.

In addition to the notes, as of June 30, 1999, we had outstanding an aggregate of $69.1 million in current and other long-term obligations, of which $4.9 million is to be paid during the next 12 months. As of June 30, 1999, additional future contingent obligations existed relating to product acquisitions. Payments totaling approximately $128 million, estimated based on historical sales levels of the related products, are contingent upon the amount of future sales of certain products, and approximately $68 million are contingent upon the continued absence of competing formulations of certain products as defined in the respective agreements. Such contingent amounts are payable through 2004, including approximately $38 million contingently due within the next 12 months.

We anticipate that our existing capital resources and cash generated from operations will be sufficient to finance our operations through at least the next 12 months. Product or company acquisitions or in-licensing opportunities, however, may require significant additional resources. Such additional resources may not be available when needed or on terms acceptable to us. We are actively pursuing the acquisition of rights to products and/or companies which may require the use of substantial capital resources;
however, there are no present agreements or commitments for such acquisitions.

YEAR 2000

We utilize computer systems throughout our business to carry out our day-to-day operations. Beginning in 1997, we implemented a program designed to enable our computer operating systems to process data having dates on or after January 1, 2000. The program assesses our information technology systems as well as technology systems embedded in our facilities and equipment.

The first phase in our year 2000 program was to identify the systems with year 2000 exposure. This phase was completed during 1998. Substantially all the hardware and software comprising our information technology systems were replaced in 1997 with systems that we believe are year 2000 compliant. Accordingly, no further evaluation or testing of these systems has been undertaken. We are also currently upgrading and testing other systems to make them year 2000 compliant.

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

BEFORE WE CAN MARKET ANY SPIROS PRODUCT, WE WILL HAVE TO OBTAIN REQUIRED GOVERNMENTAL APPROVALS, WHICH IS NOT ASSURED. The development, testing, manufacturing and marketing of pharmaceutical products are subject to extensive regulation by governmental authorities, including the FDA. The FDA must approve each Spiros product before that product can be manufactured or marketed for commercial sale. Failure to obtain such approvals would have an adverse effect on our business and results of operations. The review and approval process mandated by the FDA is very rigorous, requiring extensive preclinical and clinical testing as well as determining manufacturing capability and product performance. None of the products currently in development by Dura or in collaboration with third parties may ever be approved by the FDA.

OUR REGULATORY APPLICATION SUBMITTED TO THE FDA FOR ALBUTEROL SPIROSTM WILL NOT BE APPROVED WITHOUT ADDITIONAL CLINICAL TRIALS, WHICH WILL DELAY THE COMMERCIALIZATION OF ALBUTEROL SPIROS. On November 4, 1998 Dura and Spiros Corp. II announced the receipt of a complete response letter from the FDA. The letter indicated that the new drug application submitted by Dura on behalf of Spiros Corp. II for Albuterol Spiros will not be approved unless certain deficiencies are addressed. The FDA requested that additional clinical trials on the Spiros inhaler be completed to ensure the inhaler is reliable and to replicate clinical outcomes of the initial trials. The FDA also requested that several chemistry, manufacturing and control issues, as well as certain electromechanical reliability issues be resolved. As a result of a series of meetings with the FDA, Dura and Spiros Corp. II have determined the requirements that they believe will address these issues to support the resubmission of the new drug application for Albuterol Spiros. Dura, on behalf of Spiros Corp. II, expects to initiate clinical trials for Albuterol Spiros in the fourth quarter of 1999 and to commercialize these products in 2001, pending successful development and FDA approval. We cannot, however, assure the successful outcome of the additional trials to support the submission of the new drug application or if the FDA will ever approve the new drug application for this product.

WE WILL NEED TO SIGNIFICANTLY EXPAND OUR MANUFACTURING CAPABILITY AND COMPLY WITH GOVERNMENT REGULATIONS BEFORE WE CAN MANUFACTURE ANY SPIROS PRODUCTS. We will need to significantly expand our current manufacturing operations and comply with regulations prescribed by various regulatory agencies to achieve the quality and required levels of production of our products to obtain marketing approval. In addition, our manufacturing facility must be registered with and licensed by various regulatory authorities and must comply with current good manufacturing practice requirements prescribed by the FDA and the State of California. We intend to utilize third parties to produce components of and assemble the Spiros inhaler. Such third parties have only produced limited quantities of components and assembled limited numbers of inhalers. These third parties will be required to significantly scale up their activities and to produce components which meet applicable specifications on a timely and consistent basis. Such third parties may not be successful in attaining acceptable service levels or meeting regulatory requirements which would have an adverse effect on our ability to commercialize the Spiros products.

WE INTEND TO CONTINUE TO PURSUE OUR STRATEGY OF ACQUIRING COMPLEMENTARY PRODUCTS AND TECHNOLOGIES WHICH COULD RESULT IN SIGNIFICANT CHARGES TO EARNINGS AND REQUIRE THE USE OF CAPITAL RESOURCES. As part of our business strategy, we intend to continue to pursue the acquisition of complementary product rights and technologies. Such acquisitions could result in significant charges to earnings in the related period as well as require the use of a large amount of our available capital resources. Depending on the acquisition opportunities available and our use of existing funds to satisfy existing capital and operating needs, we may need to raise additional funds to finance such transactions. If adequate funds are not available when needed on terms acceptable to us, our ability to complete acquisitions could be limited. We may not have sufficient funds to develop any technologies we may acquire, any development we conduct may not be successful and any funds we spend on product development may reduce our earnings below the levels expected by securities analysts. Further, reimbursement may not be available to enable us to achieve market acceptance of any products we may acquire or develop or to maintain price levels sufficient to realize an appropriate return on our investment in these products.

THE PHARMACEUTICAL INDUSTRY IS EXTREMELY COMPETITIVE. Many companies, including large pharmaceutical firms with financial and marketing resources and development capabilities substantially greater than ours, are engaged in developing, marketing and selling products that compete with those that we offer or plan to offer. Our failure to effectively respond to the competitive pressures of our industry would have an adverse effect on our business and results of operations. The selling prices of such products typically decline as competition increases. Further, other products now in use or under development by others may be more effective than our current or future products. The industry is characterized by rapid technological change, and competitors may develop their products more rapidly than us. Competitors may also be able to complete the regulatory process sooner, and therefore, may begin to market their products in advance of our products.

WE NEED TO BUILD A HOSPITAL-BASED FIELD SALES FORCE BY THE END OF 1999 TO BE ABLE TO EFFECTIVELY MARKET OUR RECENTLY ACQUIRED PRODUCTS, MAXIPIME AND AZACTAM. Effective January 1, 1999, we acquired the rights to two hospital-based products, Maxipime (cefepime hydrochloride) for Injection and Azactam (aztreonam) for Injection. Under a co-promotion agreement with Bristol-Myers Squibb, the BMS hospital field sales force will continue to promote the products through the end of 1999, at which point we will assume full responsibility for promoting these products. In the first quarter of 1999 we built our acute care sales and marketing management team, and by the end of 1999 we expect to have approximately 100 field sales representatives and associated field management who will primarily focus on promoting our hospital-based products. We may not be able to hire qualified field sales representatives with the necessary experience selling to hospitals. Even if we are successful in identifying and hiring such representatives, we may not be able to hire the numbers needed in the appropriate time frame. Our success with these products is dependent upon effectively building this sales and marketing capability by the end of 1999.

A PROPOSED NEW ACCOUNTING STANDARD MAY REQUIRE US TO CONSOLIDATE SPIROS CORP. II WHICH WOULD HAVE AN ADVERSE EFFECT ON OUR RESULTS OF OPERATIONS. In February 1999, the Financial Accounting Standards Board issued an exposure draft of a proposed new statement of financial accounting standards entitled "Consolidated Financial Statements: Purpose and Policy." This proposed standard, if adopted, would modify existing standards which govern when the assets, liabilities, and operating results of special purpose research and development entities, like Spiros Corp. II, should be consolidated. The exposure period for interested parties to comment on the proposed changes ended in May 1999, and these comments will be considered prior to issuing the standard in its final form, if one is issued at all. If adopted as initially proposed, this standard may require us to consolidate the assets, liabilities, and operating results of Spiros Corp. II into our financial statements. Such consolidation would have an adverse effect on our results of operations and may have an adverse effect on the market price of our common stock.

WE COMPETE WITH MANY COMPANIES FOR THE ACQUISITION OF RIGHTS TO NEW PRODUCTS AND TECHNOLOGIES. Our strategy for growth is dependent, in part, on our ability to continue to acquire rights to new products and technologies. The failure to successfully acquire, develop or market new products or technologies would have an adverse effect on our business, including our ability to achieve our targeted growth rates. Other companies, including those with substantially greater resources, are competing with us for the rights to such products. We may not be able to acquire additional products or technologies on acceptable terms, or at all.

GROSS MARGINS ON PHARMACEUTICAL PRODUCTS MAY DECREASE AS A RESULT OF A NUMBER OF FACTORS OUTSIDE OUR CONTROL, WHICH WOULD HAVE AN ADVERSE EFFECT ON OUR BUSINESS. We do not have proprietary protection for several of the products we sell and substitutes for such products are sold by other pharmaceutical companies. In addition, the average selling prices for many of our products may decline over time due to competitive and reimbursement pressures. We may not be successful in any efforts we take to mitigate the effect of a decline in average selling prices. Our commercial success will depend in part on the price that third-party healthcare payors, such as government and private health insurers and managed care organizations, are willing to pay for our products. Third-party payors continually challenge the pricing of medical products and services. Many managed care organizations limit the number of pharmaceutical products they approve for reimbursement. The competition between pharmaceutical companies to get their products approved for reimbursement may also result in downward pricing pressure in the industry. Any of these factors causing a decline in average selling prices would also reduce the gross margins we achieve and negatively impact our business.

ALTERNATIVE SUPPLIERS TO OUR THIRD-PARTY MANUFACTURERS MAY NOT BE AVAILABLE ON A TIMELY BASIS WHICH WOULD HAVE AN ADVERSE EFFECT ON OUR BUSINESS. We do not have the capability to manufacture the pharmaceutical products we currently sell. As a result, we are dependent on third-party contract manufacturers for the supply of all of our products. These products are supplied under short-term and long-term supply agreements. If these manufacturers were unable to supply product, it could be difficult for us to secure alternative sources of supply in a timely manner. This would impair our ability to ship product to our customers and could have an adverse effect on our business and results of operations.

OUR EXERCISE OF THE SPIROS CORP. II STOCK PURCHASE OPTION MAY HAVE AN ADVERSE EFFECT ON OUR BUSINESS. We have an option to purchase the outstanding shares of callable common stock of Spiros Corp. II that expires on the earlier of
(i) December 31, 2002 or (ii) the 90th day after the date we provide Dura with our quarterly financial statements showing cash and cash equivalents of less than $5 million. We may or may not exercise this option. If we exercise the option, we will be required to make a substantial cash payment or to issue shares of our common stock, or both. A payment in cash would reduce our capital resources. A payment in shares of our common stock would result in a decrease in the percentage ownership of our shareholders at that time and have a dilutive effect on future earnings per share. If we exercise the option, it will likely require us to record a significant charge to earnings in the related period. If we do not exercise our stock purchase option prior to its expiration, our rights to Spiros with respect to certain compounds (including beclomethasone, budesonide and albuterol) will terminate.

WE ALSO HOLD OPTIONS TO PURCHASE FROM SPIROS CORP. II CERTAIN RIGHTS TO ALBUTEROL SPIROS AND RIGHTS TO USE SPIROS WITH AN ADDITIONAL PRODUCT OTHER THAN ALBUTEROL. We may or may not exercise either of these options. If we exercise either of our product options, we will need to make a significant cash payment which could have an adverse effect on our capital resources. Any such cash payment also may result in a significant charge to our earnings in the period we exercise the option. We may not have sufficient capital resources to exercise the product options, which may result in our loss of valuable rights, unless we exercise our Spiro Corp. II stock purchase option as discussed above.

OUR ABILITY TO OBTAIN PATENTS AND PROTECT OUR PROPRIETARY RIGHTS IS UNCERTAIN AND COULD HAVE AN ADVERSE EFFECT ON OUR BUSINESS. Our ability to obtain patents on current or future products or technologies, defend our patents, maintain trade secrets and operate without infringing upon the proprietary rights of others both in the U.S. and abroad is uncertain. Patents may never issue. Even if issued or licensed to us, patents may not be enforceable, provide substantial protection from competition or be of commercial benefit to us. Even if all these are true, we may not possess the financial resources necessary to enforce or defend any patent rights we obtain. Our commercial success will also depend upon avoiding the infringement of patents issued to competitors and upon maintaining the technology licenses upon which certain of our products are based. Litigation, which is costly, may be necessary to enforce our patent and license rights or to determine the scope and validity of proprietary rights of third parties. If any of our products or technologies are found to infringe upon patents or other rights owned by third parties, we could be required to obtain a license to continue to manufacture or market such products or technologies. Licenses to such patent rights may not be available to us on commercially reasonable terms, if at all. If we do not obtain such licenses, we could encounter delays in marketing affected products or technologies or we could find that the development, manufacture or sale of products requiring such licenses is not possible.

OUR STOCK PRICE IS VOLATILE. The market prices for securities of emerging companies, including ours, have historically been highly volatile. Future announcements concerning us or our competitors may have a significant impact on the market price of our common stock. Such announcements might include:

-       financial results,
-       the results of clinical testing of our or our competitors' products,
-       regulatory developments,
-       technological innovations,
-       new commercial products,
-       changes to government regulations,
-       regulatory decisions on commercialization of products,
-       developments concerning proprietary rights,
-       litigation or public concern as to safety of our products, or

- our failure to achieve securities analysts' expectations concerning our earnings per share or revenues.

WE ARE INVOLVED IN CERTAIN LAWSUITS AND CANNOT PREDICT THEIR OUTCOME. We are involved in certain lawsuits as described in note 3 of the notes to consolidated financial statements. The outcome of these lawsuits and any other suits we may become involved in cannot be predicted. An adverse outcome in any of these actions could have an adverse effect on our business or results of operations.

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

OUR PRODUCTS MAY CAUSE PRODUCT LIABILITY CLAIMS OR MAY NEED TO BE RECALLED, EITHER OF WHICH WOULD HAVE AN ADVERSE EFFECT ON OUR BUSINESS. We face an inherent business risk of exposure to product liability claims in the event that the use of our products or technologies is alleged to have resulted in adverse effects. The level or breadth of any insurance coverage we currently maintain may not be sufficient to fully cover potential claims. Adequate insurance coverage may not be available in the future at acceptable costs, if at all.

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

WE MAY NOT ADEQUATELY ADDRESS YEAR 2000 ISSUES WHICH COULD HAVE AN ADVERSE EFFECT ON OUR BUSINESS. We have evaluated our systems to assess their year 2000 compliance, and we are currently upgrading and testing those systems. We are also completing our audits of the compliance efforts of our significant suppliers, customers and key business partners to determine the extent to which our business may be affected if these parties fail to address their year 2000 issues. We estimate that the aggregate costs of our year 2000 program will be less than $1 million, including costs incurred to date. There can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Our failure to adequately address our year 2000 risks would have an adverse effect on our business and results of operations. For a more complete description of the initiatives we have implemented with respect to the year 2000 issue, please see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Year 2000."

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We invest our excess cash and short-term investments in U.S. government and corporate debt securities with high quality credit ratings and maturities of less than two years. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our investments and, therefore, impact our cash flows and results of operations. At June 30, 1999, we had outstanding subordinated notes totaling $287.5 million which mature in July 2002. The notes have a fixed interest rate of 3 1/2 percent. Accordingly, while changes in interest rates may affect the fair market value of the notes, they do not impact our cash flows or results of operations. As of June 30, 1999, the notes had a fair market value of $218.5 million. We are not exposed to risks for changes in foreign currency exchange rates, commodity prices, or any other market rates.

                           PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

See note 3 to the consolidated financial statements.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 20, 1999, the Company's Annual Meeting of Stockholders was held at the offices of the Company for the following purposes:

(a) The following three directors were elected to serve two-year terms to expire at the 2001 Annual Meeting of Stockholders:

                                       For                 Withheld
                                       ---                 --------
         Herbert J. Conrad          37,631,969             1,137,396
         Gordon V. Ramseier         38,104,794               664,571
         Charles G. Smith           38,108,864               660,501

        The following directors were elected at the May 21, 1998 Annual Meeting of Stockholders and are currently serving terms that will expire in 2000.

         James C. Blair
         Joseph C. Cook, Jr.
         Cam L. Garner
         David F. Hale
         David S. Kabakoff

(b) The Stockholders approved the amendment to the Company's 1992 Stock Option Plan to increase the number of authorized shares of Common Stock available for issuance and to adjust the automatic grant provisions of the Plan. The total number of votes cast for, against and abstained was 22,915,618, 15,739,370 and 131,377, respectively.

(c) The Stockholders ratified the appointment of Deloitte & Touche LLP as the Company's independent public accountants for the year ending December 31, 1999. The total number of votes cast for, against and abstained was 38,611,403, 93,234, and 64,728, respectively.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

         Exhibit No.

          10.1    1992 Stock Option Plan, as amended and restated
            11    Statements re Computations of Net Income Per Share
            27    Financial Data Schedule

(b)     Reports on Form 8-K

          None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               DURA PHARMACEUTICALS, INC.



Date  August 10, 1999          /s/ Michael T. Borer
---------------------          --------------------
                               (Michael T. Borer)
                               ------------------
                               Senior Vice President and Chief Financial Officer
                               (Principal Financial and Accounting Officer)