Form 10-Q
period 1999-09-30
DURA PHARMACEUTICALS INC
filed 1999-11-15
CIK 882098

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 1999.


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

The number of shares of the Registrant's Common Stock outstanding as of November 1, 1999 was 44,224,802.

                         PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements
------------------------------------------------------------------------------
                           DURA PHARMACEUTICALS, INC.
                           CONSOLIDATED BALANCE SHEETS
                       IN THOUSANDS, EXCEPT SHARE AMOUNTS
------------------------------------------------------------------------------

                                                                              SEPTEMBER 30,        DECEMBER 31,
                                                                                  1999                 1998
---------------------------------------------------------------------------------------------------------------
ASSETS                                                                         (UNAUDITED)
Current assets:
  Cash and cash equivalents                                                   $     34,300          $  31,113
  Short-term investments                                                           232,419            238,299
  Accounts and other receivables                                                    42,352             24,627
  Inventory                                                                         13,515              9,006
---------------------------------------------------------------------------------------------------------------
     Total current assets                                                          322,586            303,045

License agreements and product rights                                              385,086            377,250
Property                                                                            92,690             85,374
Other assets                                                                        64,633             59,790
---------------------------------------------------------------------------------------------------------------
Total                                                                         $    864,995          $ 825,459
                                                                              ---------------------------------
                                                                              ---------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                            $      9,008          $   8,893
  Accrued liabilities                                                               68,913             46,557
  Current portion of long-term obligations                                           3,948              6,798
---------------------------------------------------------------------------------------------------------------
     Total current liabilities                                                      81,869             62,248

Convertible subordinated notes                                                     287,500            287,500
Other long-term obligations                                                         65,278             65,339
---------------------------------------------------------------------------------------------------------------
     Total liabilities                                                             434,647            415,087
---------------------------------------------------------------------------------------------------------------

Shareholders' equity:
  Preferred stock, par value $.001, shares authorized - 5,000,000; no shares issued or outstanding
  Common stock, par value $.001, shares authorized - 200,000,000;
    issued and outstanding - 44,150,491 and 44,083,652, respectively                    44                 44
  Additional paid-in capital                                                       608,505            607,436
  Accumulated other comprehensive income (loss)                                     (1,002)               454
  Warrant subscriptions receivable                                                  (7,076)            (9,385)
  Accumulated deficit                                                             (142,066)          (160,951)
  Treasury stock, at cost; 2,402,500 and 2,327,500 shares, respectively            (28,057)           (27,226)
---------------------------------------------------------------------------------------------------------------
     Total shareholders' equity                                                    430,348            410,372
---------------------------------------------------------------------------------------------------------------
        Total                                                                 $    864,995          $ 825,459
                                                                              ---------------------------------
                                                                              ---------------------------------


See accompanying notes to consolidated financial statements.

-------------------------------------------------------------------------------
                           DURA PHARMACEUTICALS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     IN THOUSANDS, EXCEPT PER SHARE AMOUNTS
                                   (UNAUDITED)
-------------------------------------------------------------------------------

                                                              THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                   SEPTEMBER 30,
                                                        ----------------------------------------------------------------
                                                             1999            1998            1999            1998
------------------------------------------------------------------------------------------------------------------------
Revenues:
  Sales                                                  $     54,271    $     24,961    $   160,673      $    95,759
  Contract                                                     17,289          18,402         50,140           48,308
------------------------------------------------------------------------------------------------------------------------
     Total revenues                                            71,560          43,363        210,813          144,067
------------------------------------------------------------------------------------------------------------------------

Operating costs and expenses:
  Cost of sales                                                10,467           5,798         31,337           21,348
  Clinical, development and regulatory                         13,000          11,298         36,966           32,375
  Selling, general and administrative                          39,243          25,224        110,120           70,685
------------------------------------------------------------------------------------------------------------------------
     Total operating costs and expenses                        62,710          42,320        178,423          124,408
------------------------------------------------------------------------------------------------------------------------

Operating income                                                8,850           1,043         32,390           19,659
------------------------------------------------------------------------------------------------------------------------

Other:
  Interest income                                               4,220           5,579         12,771           16,931
  Interest expense                                             (4,370)         (2,945)       (12,742)          (9,155)
  Other expense                                                (3,500)            -           (3,746)            (504)
------------------------------------------------------------------------------------------------------------------------
     Total other                                               (3,650)          2,634         (3,717)           7,272
------------------------------------------------------------------------------------------------------------------------

Income before income taxes                                      5,200           3,677         28,673           26,931
Provision for income taxes                                      1,664           1,253          9,789            9,166
------------------------------------------------------------------------------------------------------------------------

Net income                                               $      3,536    $      2,424    $    18,884      $    17,765
                                                         ---------------------------------------------------------------
                                                         ---------------------------------------------------------------
Net income per share:
  Basic                                                  $       0.08    $       0.05    $      0.43      $      0.38
  Diluted                                                $       0.08    $       0.05    $      0.41      $      0.37

Weighted average number of common shares:
  Basic                                                        44,138          46,367         44,107           46,216
  Diluted                                                      45,462          47,578         45,655           47,647


See accompanying notes to consolidated financial statements.

------------------------------------------------------------------------------
                           DURA PHARMACEUTICALS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  IN THOUSANDS
                                   (UNAUDITED)
------------------------------------------------------------------------------

                                                                                    NINE MONTHS ENDED
                                                                                       SEPTEMBER 30,
                                                                              ----------------------------
                                                                                   1999            1998
                                                                              ----------------------------
----------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                        $ 49,680        $ 56,628
----------------------------------------------------------------------------------------------------------

Investing activities:
      Sales and maturities of short-term investments                              240,241         280,569
      Purchases of short-term investments                                        (235,817)       (277,617)
      Product acquisitions                                                        (32,135)        (40,223)
      Capital expenditures                                                        (14,079)        (34,627)
      Other                                                                        (4,250)         (5,583)
                                                                              ----------------------------
Net cash used for investing activities                                            (46,040)        (77,481)
----------------------------------------------------------------------------------------------------------

Financing activities:
      Issuance of common stock and warrants - net                                   3,378           6,332
      Principal payments on long-term obligations                                  (3,000)
      Repurchase of common stock                                                     (831)
                                                                              ----------------------------
Net cash (used for) provided by financing activities                                 (453)          6,332
                                                                              ----------------------------
Net increase (decrease) in cash and cash equivalents                                3,187         (14,521)
Cash and cash equivalents at beginning of period                                   31,113          72,003
----------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                       $ 34,300        $ 57,482
                                                                              ----------------------------
                                                                              ----------------------------

Supplemental disclosure of cash flow information:
     Cash paid during the period for:
        Interest (net of amounts capitalized)                                    $ 15,117        $ 11,312
        Income taxes                                                             $  1,687        $  5,890


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

2.       COMMITMENTS AND CONTINGENCIES

SETTLEMENT OF THE TERMINATION OF MERGER AGREEMENT WITH SCANDIPHARM, INC. - On December 1, 1997, the Company terminated a merger agreement with Scandipharm, Inc. entered into on October 20, 1997. On January 16, 1998, Scandipharm filed suit against the Company for breach of contract. On January 20, 1998, the Company filed suit against Scandipharm seeking a declaratory judgment that Dura's termination of the merger agreement did not breach the agreement and for damages against Scandipharm. On October 4, 1999, the Company settled all litigation with Scandipharm. Under the terms of the settlement, the Company paid $3.5 million to Scandipharm, and the parties dismissed all lawsuits filed against one another. The $3.5 million charge is included with other expense in the accompanying consolidated statements of operations for the periods ended September 30, 1999.

SHAREHOLDER CLASS ACTION LITIGATION - Commencing on January 27, 1999, several class action suits were filed against the Company, various current or former officers and directors of the Company, and one of the Company's investment bankers in the United States District Court for the Southern District of California. The lawsuits, which have been consolidated into one action, allege violations of the federal securities laws, and purport to seek damages on behalf of a class of shareholders who purchased Dura common stock during a defined period. The Company believes that the claims in the lawsuit are without merit and intends to defend against them vigorously.

3.       REPORTING COMPREHENSIVE INCOME

Comprehensive income (loss) includes net income and unrealized gains and losses on investments. The accumulated balance of other comprehensive income is disclosed as a separate component of shareholders' equity. For the three months and nine months ended September 30, 1999 and 1998, comprehensive income consisted of (in thousands):

                                                     Three months ended                  Nine months ended
                                                        September 30,                      September 30,
                                                     1999            1998             1999              1998
                                                     ----            ----             ----              ----
     Net income                                     $3,536          $ 2,424          $ 18,884         $ 17,765
     Other comprehensive income (loss):
              Unrealized income (loss) on
                investments                           (360)             767            (1,456)             684
                                                    ------          -------          --------         --------
     Comprehensive income                           $3,176          $ 3,191          $ 17,428         $ 18,449
                                                    ------          -------          --------         --------
                                                    ------          -------          --------         --------


4.       SEGMENT INFORMATION

The Company operates in two business segments: (1) Pharmaceutical Products and (2) Research and Development. The Pharmaceutical Products segment markets prescription pharmaceutical products for the treatment of acute and respiratory infections, allergies, and other respiratory conditions. The Research and Development segment manages the development of Spiros(R), the Company's proprietary dry powder delivery technology. Each of the Company's segments operates solely within the United States. Four wholesale customers accounted for 16%, 13%, 13%, and 12% of pharmaceutical product sales, respectively, for the nine months ended September 30, 1999, while one wholesale customer accounted for 13% of pharmaceutical product sales for the same period in 1998.

The following table summarizes information about the Company's operating segments (in thousands) for:

                                                 THREE MONTHS ENDED                               NINE MONTHS ENDED
                                                    SEPTEMBER 30,                                    SEPTEMBER 30,
                                     -------------------------------------------  --------------------------------------------
                                     Pharmaceutical  Research and                 Pharmaceutical  Research and
                                        Products     Development   Consolidated      Products      Development    Consolidated
Total revenues           1999             $54,271       $17,289       $71,560        $161,526         $49,287      $210,813
                         1998             $25,832       $17,531       $43,363         $97,110         $46,957      $144,067

Operating income (loss)  1999              $5,566        $3,284        $8,850         $23,374          $9,016       $32,390
                         1998            ($4,467)        $5,510        $1,043          $7,431         $12,228       $19,659


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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

Net income for the three months ended September 30, 1999 was $3.5 million, or $0.08 per diluted share, as compared to $2.4 million, or $0.05 per diluted share, for the same period in 1998. Net income for the three months ended September 30, 1999 includes a $3.5 million charge in other expense that we incurred for settling all litigation with Scandipharm, Inc. (see Note 2). Excluding the after tax impact of this nonrecurring item, we would have reported net income of $5.9 million, or $0.13 per diluted share, for the three months ended September 30, 1999.

Pharmaceutical sales for the three months ended September 30, 1999 increased $29.3 million, or 117%, over 1998. This increase is due primarily to sales of Maxipime(R) and Azactam(R), which we acquired in December 1998, as well as increases in the sales of our promoted products Ceclor(R) CD and Nasarel(R). Gross profit (pharmaceutical sales less cost of sales) for the three months ended September 30, 1999 increased $24.6 million, or 129%, over 1998 due to the increase in pharmaceutical sales. Gross profit as a percentage of sales increased to 81% in 1999 compared to 77% in 1998.

Contract revenue relates primarily to amounts received by us for the development of our Spiros(R) pulmonary drug delivery system. Under agreements with multiple companies, we conduct feasibility testing and development work on various compounds for use with Spiros. Contract revenues include payment for feasibility and development work performed by us, as well as milestone and technology access payments. Contract revenues for the three months ended September 30, 1999 were $17.3 million as compared to $18.4 million for the same period in 1998. Contract revenues from Spiros Development Corporation II, Inc. totaled $14 million for the three months ended September 30, 1999, as compared to $12.6 for the same period in 1998 (see Liquidity and Capital Resources below for further discussion of Spiros Corp. II). Contract revenues may fluctuate from period to period based on the level of research funding received as well as the achievement of milestones and receipt of technology access payments from our partners.

Clinical, development and regulatory expenses for the three months ended September 30, 1999 increased $1.7 million, or 15%, over 1998 due to additional expenses incurred under feasibility and development agreements covering the use of various compounds with Spiros as discussed above.

Selling, general and administrative expenses for the three months ended September 30, 1999 increased $14 million, or 56%, over 1998, but decreased as a percentage of total revenues from 58% in 1998 to 55% in 1999. The dollar increase is primarily due to costs incurred to expand our field sales force and to promote our recently acquired products, Maxipime and Azactam, as well as an increase in the amortization of our recently acquired product rights.

Interest income for the three months ended September 30, 1999 decreased $1.4 million, or 24%, from 1998 due to lower balances of cash and short-term investments resulting from the acquisition of product rights and the repurchase of shares of our common stock in the second half of 1998.

Interest expense for the three months ended September 30, 1999 increased $1.4 million, or 48%, over 1998 due to interest expense on obligations incurred in connection with the acquisition of product rights completed in the second half of 1998.

We record interim provisions for income taxes based on the estimated effective combined tax rate to be applicable for the fiscal year. We reevaluate this estimate each quarter based on forecasts of pre-tax income for the year as well as anticipated adjustments from statutory federal and state tax rates. Our effective tax rate was 32% for the three months ended September 30, 1999 as compared to 34% for the same period in 1998. The decrease in the effective rate is due to an increase in the portion of foreign-sourced taxable income which is taxed at lower rates.

NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

Net income for the nine months ended September 30, 1999 was $18.9 million, or $0.41 per diluted share, as compared to $17.8 million, or $0.37 per diluted share, for the same period in 1998. Net income for the nine months ended September 30, 1999 includes a $3.5 million charge in other expense that we incurred for settling all litigation with Scandipharm, Inc. (see Note 2). Excluding the after tax impact of this nonrecurring item, we would have reported net income of $21.3 million, or $0.47 per diluted share, for the nine months ended September 30, 1999.

Pharmaceutical sales for the nine months ended September 30, 1999 increased $64.9 million, or 68%, over 1998. This increase is due primarily to sales of Maxipime, Azactam, and Myambutol(R) (acquired in August 1998) and growth in prescription demand for Ceclor CD and Nasarel. Gross profit for the nine months ended September 30, 1999 increased $54.9 million, or 74%, over 1998 due to the increase in pharmaceutical sales. Gross profit as a percentage of sales increased from 78% in 1998 to 80% in 1999 due primarily to changes in product mix.

Contract revenue for the nine months ended September 30, 1999 totaled $50.1 million as compared to $48.3 million for the same period in 1998. Contract revenue from Spiros Corp. II for the nine months ended September 30, 1999 was $38.8 million as compared to $35.6 million for the same period in 1998 (see Liquidity and Capital Resources below for further discussion of Spiros Corp.
II).

Clinical, development and regulatory expenses for the nine months ended September 30, 1999 increased $4.6 million, or 14%, over 1998 due to additional expenses incurred under feasibility and development agreements covering the use of various compounds with Spiros as discussed above.

Selling, general and administrative expenses for the nine months ended September 30, 1999 increased $39.4 million, or 56%, over 1998, and increased as a percentage of total revenues from 49% in 1998 to 52% in 1999. The dollar and percentage increases are primarily due to costs incurred to expand the number of our field sales force and to promote our recently acquired products, Maxipime and Azactam, as well as an increase in the amortization of our recently acquired product rights.

Interest income for the nine months ended September 30, 1999 decreased $4.2 million, or 25%, from 1998 due to lower balances of cash and short-term investments resulting from the acquisition of product rights and the repurchase of shares of our common stock in the second half of 1998.

Interest expense for the nine months ended September 30, 1999 increased $3.6 million, or 39%, over 1998 due to interest expense on obligations incurred in connection with the acquisition of product rights completed in the second half of 1998.

We record interim provisions for income taxes based on the estimated effective combined tax rate to be applicable for the fiscal year. We reevaluate this estimate each quarter based on forecasts of pre-tax income for the year as well as anticipated adjustments from statutory federal and state tax rates. Our effective tax rate was 34% for the nine months ended September 30, 1999 and 1998. The decrease in the effective rate is due to an increase in the portion of foreign-sourced taxable income which is taxed at lower rates.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and short-term investments totaled $266.7 million at September 30, 1999 as compared to $269.4 million at December 31, 1998. Working capital totaled $240.7 million at September 30, 1999 as compared to $240.8 million at December 31, 1998.

We have outstanding $287.5 million principal amount of notes due July 15, 2002 with interest payable semiannually at a coupon rate of 3.5%. The notes are convertible, at the option of the holder, into shares of common stock at any time prior to maturity or redemption at a conversion price of $50.635 per share.

In addition to the notes, as of September 30, 1999, we had outstanding an aggregate of $69.2 million in current and other long-term obligations, of which $3.9 million is to be paid during the next 12 months. As of September 30, 1999, additional future contingent obligations existed relating to product acquisitions. Payments totaling approximately $122.6 million, estimated based on historical sales levels of the related products, are contingent upon the amount of future sales of certain products, and approximately $68 million are contingent upon the continued absence of competing formulations of certain products as defined in the respective agreements. Such contingent amounts are payable through 2004, including approximately $38.7 million contingently due within the next 12 months.

We have entered into various agreements with Spiros Corp. II for the development of Spiros with certain compounds including albuterol, beclomethasone, and budesonide. In 1997, we licensed the use of these and other compounds with Spiros to Spiros Corp. II on an exclusive basis. We have the right to purchase all, but not less than all, of the then outstanding shares of Spiros Corp. II callable common stock at predetermined prices. In addition, we have the right to acquire from Spiros Corp. II the exclusive rights for the use of Spiros with albuterol and for the use of Spiros with a second product other than albuterol. Both the stock purchase option and the product purchase option expire the earlier of December 31, 2002 or upon the use of substantially all of Spiros Corp. II's funds.

Spiros Corp. II has engaged us to develop the Spiros products under license from us. We record contract revenue for payments from Spiros Corp. II for development costs we incur on its behalf and for technology access fees. Contract revenues from Spiros Corp. II totaled $38.8 million for the nine months ended September 30, 1999. Based on the current development plan of Spiros Corp. II, we expect that it will expend all of its existing cash during the second half of 2000. Further, we do not believe that Spiros Corp. II's existing funds will be sufficient to complete the development of any Spiros product.

The use of Spiros Corp. II's remaining cash will require us to consider whether to purchase Spiros Corp. II's callable common stock or to exercise either product purchase option. If we do not purchase the Spiros Corp. II stock or exercise either of the product options prior to their expiration, our rights to the use of Spiros with certain compounds (including albuterol, beclomethasone, and budesonide) will terminate upon the depletion of Spiros Corp. II's cash. Based on the predetermined option price for the shares of Spiros Corp. II callable common stock, the exercise of our stock purchase option would cost $151.9 million through December 31, 1999. This option price increases approximately 6% per quarter beginning in the first quarter of 2000. The purchase price may be paid, at our option, in Dura stock, cash or any combination thereof. The purchase price for exercising either product purchase option must be paid in cash and is set by a formula based, in part, on the costs incurred by Spiros Corp. II developing the respective product. We may also, at our sole option, provide additional funds to Spiros Corp. II to continue its development efforts.

The purchase of Spiros Corp. II's callable common stock or the exercise of the product purchase options would require the use of a significant amount of our capital resources. The issuance of common stock to purchase Spiros Corp. II's callable common stock would increase the number of shares outstanding and dilute our future earnings per share. The use of cash to acquire either the stock or a product or to make a direct cash contribution to Spiros Corp. II would decrease our cash on hand. In addition, the discontinuation of contract revenue from Spiros Corp. II due to the depletion of its cash or the acquisition of its stock by us would reduce our earnings as well as cash generated from operating activities. Further, acquiring the Spiros Corp. II stock or one of the products or making a contribution of cash to Spiros Corp. II would likely result in a material charge to earnings in the period in which the event occurs. We are currently evaluating all of our options with respect to Spiros Corp. II.

We anticipate that our existing capital resources and cash generated from operations will be sufficient to finance our operations through at least the next 12 months. Product or company acquisitions or in-licensing opportunities, however, may require significant additional resources. Such additional resources may not be available when needed or on terms acceptable to us. We continue to pursue the acquisition of rights to products and/or companies which may require the use of substantial capital resources;
however, there are no present agreements or commitments for such acquisitions.

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

We have contacted our significant suppliers, customers, and key business partners to determine if our business may be affected if these parties fail to address their year 2000 issues. We are monitoring the progress made by these parties and to address any risks arising from their failure to adequately prepare for the year 2000. In addition, we are testing key interfacing data systems with our business partners to ensure that all measures taken to become year 2000 compliant are effective.

We have developed a contingency plan to address any year 2000 exposures from internal and third-party systems that may not be adequately remediated or replaced. While it is difficult to identify all potential year 2000 exposures, the greatest risks to us are our inability to receive and process orders from our customers and our vendors' inability to supply product inventory. Our contingency plan addresses these risks by identifying alternative suppliers, stocking additional inventory, and developing back-up systems to process sales orders.

We will complete our year 2000 evaluation, testing and contingency planning during the fourth quarter of 1999. We estimate that the aggregate costs of our year 2000 program will be less than $1 million, including costs incurred to date. This estimate excludes the cost of the information technology systems implemented in 1997 as the implementation was not in response to the year 2000 issue. The majority of the costs are not expected to be incremental expenses but rather an allocation of existing resources. The estimated impact, cost, and timing of our year 2000 program are based on our best estimates using information currently available. These estimates may not be achieved, and actual results could differ materially from our plans.

RISKS AND UNCERTAINTIES

FORWARD-LOOKING STATEMENTS. We caution readers that the statements in this quarterly report that are not descriptions of historical facts may be forward-looking statements that are subject to risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors, including those identified below.

SPIROS CORP. II MAY NOT HAVE SUFFICIENT FUNDS TO COMPLETE THE DEVELOPMENT OF ANY SPIROS PRODUCT AND OUR EXERCISE OF THE SPIROS CORP. II STOCK PURCHASE OPTION AND/OR PRODUCT PURCHASE OPTION MAY HAVE AN ADVERSE EFFECT ON OUR BUSINESS. We have entered into various agreements with Spiros Corp. II for the development of Spiros with certain compounds including albuterol, beclomethasone, and budesonide. In 1997, we licensed the use of these and other compounds with Spiros to Spiros Corp. II on an exclusive basis. We have the right to purchase all, but not less than all, of the then outstanding shares of Spiros Corp. II callable common stock at predetermined prices. In addition, we have the right to acquire from Spiros Corp. II the exclusive rights for the use of Spiros with albuterol and for the use of Spiros with a second product other than albuterol. Both the stock purchase option and the product purchase option expire the earlier of December 31, 2002 or upon the use of substantially all of Spiros Corp. II's funds.

Spiros Corp. II has engaged us to develop the Spiros products under license from us. We record contract revenue for payments from Spiros Corp. II for development costs we incur on its behalf and for technology access fees. Contract revenues from Spiros Corp. II totaled $38.8 million for the nine months ended September 30, 1999. Based on the current development plan of Spiros Corp. II, we expect that it will expend all of its existing cash during the second half of 2000. Further, we do not believe that Spiros Corp. II's existing funds will be sufficient to complete the development of any Spiros product.

The use of Spiros Corp. II's remaining cash will require us to consider whether to purchase Spiros Corp. II's callable common stock or to exercise either product purchase option. If we do not purchase the Spiros Corp. II stock or exercise either of the product options prior to their expiration, our rights to the use of Spiros with certain compounds (including albuterol, beclomethasone, and budesonide) will terminate upon the depletion of Spiros Corp. II's cash. Based on the predetermined option price for the shares of Spiros Corp. II callable common stock, the exercise of our stock purchase option would cost $151.9 million through December 31, 1999. This option price increases approximately 6% per quarter beginning in the first quarter of 2000. The purchase price may be paid, at our option, in Dura stock, cash or any combination thereof. The purchase price for exercising either product purchase option must be paid in cash and is set by a formula based, in part, on the costs incurred by Spiros Corp. II developing the respective product. We may also, at our sole option, provide additionnal funds to Spiros Corp. II to continue its development efforts.

The purchase of Spiros Corp. II's callable common stock or the exercise of the product purchase options would require the use of a significant amount of our capital resources. The issuance of common stock to purchase Spiros Corp. II's callable common stock would increase the number of shares outstanding and dilute our future earnings per share. The use of cash to acquire either the stock or a product or to make a direct cash contribution to Spiros Corp. II would decrease our cash on hand. In addition, the discontinuation of contract revenue from Spiros Corp. II due to the depletion of its cash or the acquisition of its stock by us would reduce our earnings as well as cash generated from operating activities. Further, acquiring the Spiros Corp. II stock or one of the products or making a contribution of cash to Spiros Corp. II would likely result in a material charge to earnings in the period in which the event occurs. We are currently evaluating all of our options with respect to Spiros Corp. II.

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

OUR REGULATORY APPLICATION SUBMITTED TO THE FDA FOR ALBUTEROL SPIROSTM WILL NOT BE APPROVED WITHOUT ADDITIONAL CLINICAL TRIALS, WHICH WILL DELAY THE COMMERCIALIZATION OF ALBUTEROL SPIROS. On November 4, 1998 Dura and Spiros Corp. II announced the receipt of a complete response letter from the FDA. The letter indicated that the new drug application submitted by Dura on behalf of Spiros Corp. II for Albuterol Spiros will not be approved unless certain deficiencies are addressed. The FDA requested that additional clinical trials on the Spiros inhaler be completed to ensure the inhaler is reliable and to replicate clinical outcomes of the initial trials. The FDA also requested that several chemistry, manufacturing and control issues, as well as certain electromechanical reliability issues be resolved. As a result of a series of meetings with the FDA, Dura and Spiros Corp. II have determined the requirements that they believe will address these issues to support the resubmission of the new drug application for Albuterol Spiros. We cannot, however, assure the commencement or the successful outcome of the additional trials to support the submission of the new drug application or if the FDA will ever approve the new drug application for this product.

WE NEED TO BUILD A HOSPITAL-BASED FIELD SALES FORCE BY THE END OF 1999 TO BE ABLE TO EFFECTIVELY MARKET OUR RECENTLY ACQUIRED PRODUCTS, MAXIPIME AND AZACTAM. Effective January 1, 1999, we acquired the rights to two hospital-based products, Maxipime (cefepime hydrochloride) for Injection and Azactam (aztreonam) for Injection. Under a co-promotion agreement with Bristol-Myers Squibb Company, the BMS hospital field sales force will promote the products through the end of 1999, at which point we will assume full responsibility for promoting these products. In the first half of 1999 we built our acute care sales and marketing management team, and by the end of 1999 we expect to have approximately 100 field sales representatives and associated field management who will primarily focus on promoting our hospital-based products. Our success with these products is dependent upon effectively building this sales and marketing capability by the end of 1999.

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

A PROPOSED NEW ACCOUNTING STANDARD MAY REQUIRE US TO CONSOLIDATE SPIROS CORP. II WHICH WOULD HAVE AN ADVERSE EFFECT ON OUR RESULTS OF OPERATIONS. In February 1999, the Financial Accounting Standards Board issued an exposure draft of a proposed new statement of financial accounting standards entitled "Consolidated Financial Statements: Purpose and Policy." This proposed standard, if adopted, would modify existing standards which govern when the assets, liabilities, and operating results of special purpose research and development entities, like Spiros Corp. II, should be consolidated. The exposure period for interested parties to comment on the proposed changes ended in May 1999, and these comments will be considered prior to issuing the standard in its final form, if one is issued at all. The Board plans to issue a statement in the second quarter of 2000. If adopted as initially proposed, this standard may require us to consolidate the assets, liabilities, and operating results of Spiros Corp. II into our financial statements. Such consolidation would have an adverse effect on our results of operations and may have an adverse effect on the market price of our common stock.

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

GROSS MARGINS ON PHARMACEUTICAL PRODUCTS MAY DECREASE AS A RESULT OF A NUMBER OF FACTORS OUTSIDE OUR CONTROL, WHICH WOULD HAVE AN ADVERSE EFFECT ON OUR BUSINESS. We do not have proprietary protection for several of the products we sell, and other pharmaceutical companies sell substitutes for such products. In addition, the average selling prices for many of our products may decline over time due to competitive and reimbursement pressures. We may not be successful in any efforts we take to mitigate the effect of a decline in average selling prices. Our commercial success will depend in part on the price that third-party healthcare payors, such as government and private health insurers and managed care organizations, are willing to pay for our products. Third-party payors continually challenge the pricing of medical products and services. Many managed care organizations limit the number of pharmaceutical products they approve for reimbursement. The competition between pharmaceutical companies to get their products approved for reimbursement may also result in downward pricing pressure in the industry. Any of these factors causing a decline in average selling prices would also reduce the gross margins we achieve and negatively impact our business.

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

WE ARE INVOLVED IN A LAWSUIT AND CANNOT PREDICT ITS OUTCOME. We are involved in shareholder litigation as described in Note 2 of the consolidated financial statements. The outcome of this lawsuit and any other suits in which we may become involved cannot be predicted. An adverse outcome in any of these actions could have an adverse effect on our business or results of operations.

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

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We invest our excess cash and short-term investments in U.S. government and corporate debt securities with high quality credit ratings and maturities of less than two years. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our investments and, therefore, impact our cash flows and results of operations. At September 30, 1999, we had outstanding subordinated notes totaling $287.5 million that mature in July 2002. The notes have a fixed interest rate of 3.5%. Accordingly, while changes in interest rates may affect the fair market value of the notes, they do not impact our cash flows or results of operations. As of September 30, 1999, the notes had a fair market value of $223.5 million. We are not exposed to risks for changes in foreign currency exchange rates, commodity prices, or any other market rates.


                           PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

See Note 2 to the consolidated financial statements.


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

         Exhibit No.
         -----------
            11    Statements re Computations of Net Income Per Share
            27    Financial Data Schedule


(b)  Reports on Form 8-K

          None.

                                   SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                          DURA PHARMACEUTICALS, INC.



DATE  NOVEMBER 12, 1999   /s/ Michael T. Borer
-----------------------   ---------------------
                          (MICHAEL T. BORER)
                          ----------------
                          Senior Vice President and Chief Financial Officer
                          (Principal Financial and Accounting Officer)