Form 10-K405
period 1999-12-31
DURA PHARMACEUTICALS INC
filed 2000-03-30
CIK 882098

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

    X          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---------      EXCHANGE ACT OF 1934

                     For fiscal year ended December 31, 1999

                                       OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---------      SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

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


        Registrant's telephone number, including area code (858) 457-2553

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                    COMMON STOCK, PAR VALUE $.001 PER SHARE,
           PREFERRED STOCK PURCHASE RIGHTS, PAR VALUE $.001 PER SHARE,
  WARRANTS TO PURCHASE ONE-FOURTH OF ONE SHARE OF COMMON STOCK, PAR VALUE $.001
                                    PER SHARE

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

         The aggregate market value of the voting common stock held by non-affiliates of the registrant as of March 15, 2000 was $602.8 million. For the purposes of this calculation, shares owned by officers, directors (and their affiliates) and 10% or greater shareholders known to the registrant have been excluded. This exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the Registrant.

         The number of shares of the Registrant's common stock outstanding as of March 15, 2000 was 44,333,113.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of Registrant's Proxy Statement for the 2000 Annual Meeting of Shareholders (the "Proxy Statement") are incorporated in Part III.

         Certain exhibits filed with the Registrant's prior registration statements and Forms 10-K and 10-Q are incorporated in Part IV.

                          INDEX [OPEN FOR FINAL PAGES]


Part I:
         Item 1.         Business....................................................................1
         Item 2.         Properties.................................................................19
         Item 3.         Legal Proceedings..........................................................20
         Item 4.         Submission of Matters to a Vote of Security Holders........................20

Part II:
         Item 5.         Market for Registrant's Common Equity and Related
                         Shareholder Matters........................................................20
         Item 6.         Selected Financial Data....................................................21
         Item 7.         Management's Discussion and Analysis of Financial
                         Condition and Results of Operations........................................22
         Item 7A.        Quantitative and Qualitative Disclosures about Market Risk ................26
         Item 8.         Financial Statements and Supplementary Data................................26
         Item 9.         Changes in and Disagreements with Accountants on
                         Accounting and Financial Disclosure........................................26

Part III:
         Item 10.        Directors and Executive Officers of the Registrant.........................26
         Item 11.        Executive Compensation.....................................................27
         Item 12.        Security Ownership of Certain Beneficial Owners and
                         Management.................................................................27
         Item 13.        Certain Relationships and Related Transactions.............................27

Part IV:
         Item 14.        Exhibits, Financial Statement Schedules and Reports on Form 8-K............27

                         Signatures.................................................................32


                                     PART I

ITEM 1. BUSINESS

The discussion of our business contained in this Annual Report on Form 10-K may contain projections, estimates and other forward-looking statements that involve many risks and uncertainties. For a discussion of factors which may affect the outcome projected in these statements, see "Risks and Uncertainties" on pages 16 through 19 of this Annual Report on Form 10-K. While this outlook represents our current judgment on the future direction of our business, these risks and uncertainties could cause our actual results to differ materially from any projected future performance described below. We undertake no obligation to release publicly the results of any revisions to these forward-looking statements to reflect events or circumstances arising after the date of this Annual Report on Form 10-K.

OVERVIEW

We are a specialty pharmaceutical company that develops, markets and sells prescription products that treat respiratory conditions and infectious diseases. We have built an effective sales and marketing organization that includes approximately 475 territories and focuses on the high prescribing physician groups in our target markets. We currently market a portfolio of 12 patent protected and/or branded prescription products. Our proprietary Spiros-Registered Trademark- pulmonary drug delivery system, which we are developing to improve the delivery of inhaled medications, represents a significant opportunity for us and is an essential component of our future growth. Leveraging both our sales and marketing organization by opportunistically acquiring products and late-stage product development candidates and our Spiros platform technology by developing products for delivery through Spiros are essential to our future growth.

We target the respiratory and infectious diseases markets because they are large and growing. The U.S. market for products that treat respiratory conditions totaled approximately $9.1 billion in 1999, an increase of 21% over 1998. The market for infectious disease products in the U.S. was also substantial, totaling approximately $11.1 billion in 1999, an increase of 14% over 1998. These markets are also attractive to us because identifiable groups of physicians write a large majority of the total prescriptions in these markets. This concentration of high volume prescribers enables us to effectively promote our products with a smaller and more focused sales and marketing organization than would be required for other markets.

Our sales and marketing organization is composed of approximately 600 people and includes a field sales force and a hospital sales force. The field sales force includes approximately 325 territories and our hospital sales force includes approximately 150 territories, all of which are located in the U.S. The field sales representatives principally call on primary care physicians, allergists, ear, nose and throat specialists, pulmonologists and a selected subset of pediatricians. These physicians collectively write a majority of the total prescriptions for the products our field sales force promotes. These physicians also treat a large number of asthma patients, the target of our first two Spiros products currently under development. The hospital sales representatives call on pulmonologists, infectious disease specialists, surgeons, internal medicine physicians, hematologists and oncologists. These physicians write a significant portion of the total prescriptions for injectable antibiotics, while pulmonologists will also be important to the launch of our Spiros respiratory products.

Leveraging our sales and marketing organization by acquiring rights to market prescription pharmaceutical products and late-stage product development candidates is a foundation of our growth strategy. We have historically focused on products that we judged to have significant commercial potential but were underpromoted or had not been launched at the time of our acquisition. We have also focused on increasing the number of patented and/or branded products in our portfolio. Sales of these products represented 74% of our total pharmaceutical sales in 1999, a substantial increase from 1995 when these products represented only 13% of our total pharmaceutical sales. Our product portfolio includes the following products and product development candidates:


     ----------------------------------------------------------------------------------------------------------------
     PRODUCT/PRODUCT CANDIDATE                       INDICATION           STATUS          TARGET PHYSICIAN GROUPS
     ----------------------------------------------------------------------------------------------------------------
     RESPIRATORY CONDITIONS
       ALLERGY
     ----------------------------------------------------------------------------------------------------------------
            Nasarel-Registered Trademark-/
              Nasalide-Registered Trademark-       Allergic rhinitis    Approved        Allergy, Primary Care
     ----------------------------------------------------------------------------------------------------------------
            Alocril-TM-                            Itch associated      Approved        Allergy, Primary Care
                                                   with allergic
                                                   conjunctivitis
     ----------------------------------------------------------------------------------------------------------------
            Entex-Registered Trademark-            Symptoms of nasal    Approved        Allergy, Primary Care
                                                   congestion
     ----------------------------------------------------------------------------------------------------------------
        ASTHMA
     ----------------------------------------------------------------------------------------------------------------
            Beclomethasone Spiros-TM-              Asthma               Phase III       Allergy, Pulmonology, Primary
                                                                          Care
     ----------------------------------------------------------------------------------------------------------------
            Budesonide Spiros-TM-                  Asthma               Phase II        Allergy, Pulmonology, Primary
                                                                          Care
     ---------------------------------------------------------------------------------------------------------------
     INFECTIOUS DISEASES
     ---------------------------------------------------------------------------------------------------------------
            Ceclor-Registered Trademark- CD        Bacterial            Approved        Primary Care, ENT
                                                   infections
     ---------------------------------------------------------------------------------------------------------------
            Maxipime-Registered Trademark-         Bacterial            Approved        Infectious Disease,
                                                   infections                           Pulmonology,
                                                                                        Hematology, Oncology
     ---------------------------------------------------------------------------------------------------------------
            Azactam-Registered Trademark-          Bacterial            Approved        Surgery, Infectious Disease,
                                                   infections                           Internal Medicine
     ---------------------------------------------------------------------------------------------------------------
            Tuberculosis products                  Tuberculosis         Approved        Infectious Disease
     ---------------------------------------------------------------------------------------------------------------
            Furadantin-Registered Trademark-       Urinary tract        Approved        Primary Care
                                                   infections
     ---------------------------------------------------------------------------------------------------------------
     DIABETES
     ---------------------------------------------------------------------------------------------------------------
            Inhaled insulin                        Diabetes             Not disclosed   Marketing rights held by Eli
                                                                           Lilly*
     ---------------------------------------------------------------------------------------------------------------


         The following words used in the table above have the following meanings:

         - "Approved" indicates the product is approved for marketing and sale in the U.S.

         - "Phase III" indicates the product candidate is being evaluated for safety and efficacy in large-scale clinical trials.

         - "Phase II" indicates the product candidate is being evaluated for preliminary indications of safety and therapeutic response in clinical trials or for establishing dosing for new dosage forms.

         Our exclusive rights to market and sell Alocril are limited to the primary care and respiratory market segments for a multi-year period. Allergan, Inc., or Allergan, has retained all other rights to Alocril. We are developing insulin for delivery through our Spiros drug delivery system in collaboration with Eli Lilly and Company, or Lilly. Under our collaboration agreement, we receive research and development and progress payments during development as well as revenues from the supply of and royalties from the sale of commercial products. Lilly holds all rights to market and sell the commercial product.


Our sales and marketing organization has established a track record of effectively marketing and selling our products. For example, Ceclor CD was first in its class and Nasarel was second in its class in percentage growth of total prescriptions during 1999. Total prescriptions of Ceclor CD were 31% higher in 1999 than in 1998, and total prescriptions of Nasarel during 1999 were 57% higher than during 1998. Maxipime (cefepime hydrochloride) for Injection was the fastest growing injectable antibiotic in the U.S. during 1999, with sales 158% higher than in 1998.

We plan to continue to leverage our sales and marketing organization by opportunistically acquiring products and late-stage product development candidates that are prescribed by our target physician groups. For example, in February 2000 we entered into a multi-year, multi-product agreement with Allergan Sales, Inc. to market and promote selected Allergan products in the U.S. primary care and respiratory markets. Under this agreement, we co-launched Alocril,

Allergan's patented product for the treatment of eye itch associated with allergic conjunctivitis, in March 2000. The agreement also includes a commitment to launch a second product to the same market segments at an unspecified date and a joint structure to evaluate additional opportunities for us to promote specific product candidates Allergan is developing.

We believe our hospital sales force also provides new growth opportunities for us. Many product classes are prescribed by identifiable physician groups that practice primarily in the hospital. Our sales and marketing presence in the hospital enables us to further expand our business by selectively acquiring products and product development candidates in these product classes.

Another cornerstone of our growth strategy is to develop our proprietary Spiros pulmonary drug delivery system. Spiros is designed to aerosolize pharmaceuticals in dry powder formulations for delivery to and through the lungs. We believe that Spiros, if approved by the FDA, may provide advantages over other currently available pulmonary drug delivery systems for respiratory products and could also provide a significant benefit to patients being treated with biopharmaceuticals, which today are delivered primarily by injection. We plan to continue to leverage our Spiros platform technology by:

   - Developing Spiros for the local delivery of pharmaceuticals to the lungs to treat respiratory conditions, for our own account and in collaboration with third parties, and

   - Developing Spiros, generally in collaboration with third parties, for the systemic delivery of biopharmaceuticals, including proteins and peptides, through the lungs to treat non-respiratory conditions as an alternative to current invasive delivery techniques.

We are currently developing beclomethasone and budesonide, two inhaled steroids frequently prescribed to treat asthma, for use in Spiros on behalf of Spiros Development Corporation II, Inc., or Spiros Corp. II. Beclomethasone Spiros is in Phase III clinical trials, and we plan to initiate Phase III clinical trials for Budesonide Spiros in 2000. We are collaborating with Lilly to develop inhaled insulin in our Spiros delivery system. The size of the inhaled insulin opportunity is significant and strategically important to our collaboration. We are also conducting feasibility studies for our own account and with several companies to assess the effectiveness of Spiros in delivering other drugs.

In March 2000 we entered into a merger agreement to acquire Spiros Corp. II. Under the agreement, for each share of callable common stock Spiros Corp. II shareholders will receive $13.25 in cash and one five-year warrant to purchase a fractional share of our common stock at $17.94 per share, which represents a 25% premium over the average closing price of our common stock for the 10 trading days prior to the date of the merger agreement. The exact fraction of a share of our common stock purchasable under the warrant will be determined based on the average closing price of our common stock for the 10 trading days prior to the vote of the Spiros Corp. II shareholders on the merger and will result in a calculated Black-Scholes value for each warrant of between $3.22 and $1.81. The total consideration for the merger as of the date of the merger agreement was calculated to be $100.8 million, or $15.75 per share of callable common stock. Closing of the transaction is subject to Hart-Scott-Rodino clearance, effectiveness of the registration statement for our warrants, and Spiros Corp. II stockholder approval. We have received voting agreements in favor of the merger from holders of approximately 22% of Spiros Corp. II's outstanding callable common stock. A special committee of independent members of the Spiros Corp. II board, formed in December 1999 to evaluate strategic alternatives for Spiros Corp. II, Inc, has approved the merger agreement and is recommending that the Spiros Corp. II shareholders approve the merger.

STRATEGY

Our objective is to be a leader in developing, marketing and selling pharmaceutical products that treat respiratory conditions and infectious diseases. Our strategy to achieve this objective includes the following elements:

     - LEVERAGING OUR FOCUSED SALES AND MARKETING ORGANIZATION. We have built an effective sales and marketing organization that targets the high prescribing physician groups that treat respiratory conditions and infectious diseases. We believe the concentration of high volume prescribers in our target markets enables us to effectively promote our products with a smaller and more focused sales and marketing organization than would be required for other markets. We intend to acquire or in-license products and late-stage product development candidates and to develop products in Spiros that will leverage the capacity of our sales and marketing organization as well as the relationships we have established with our target physician groups.

     - ACQUIRING OR IN-LICENSING APPROVED PHARMACEUTICALS. We have historically grown our business by acquiring or in-licensing rights to market and sell prescription pharmaceuticals and we intend to continue to grow in this manner. We are particularly focused on products that treat respiratory conditions or infectious diseases and that are underpromoted by large pharmaceutical companies. We believe the significant consolidation that is occurring in the pharmaceutical industry continues to raise the threshold for products that large pharmaceutical companies can promote effectively and should create attractive opportunities for us to acquire additional products. We are actively pursuing the acquisition of rights to market and sell additional products which, if successful, may require the use of substantial capital resources.

     - ACQUIRING OR IN-LICENSING LATE-STAGE PRODUCT DEVELOPMENT CANDIDATES. We also selectively seek to acquire or in-license late-stage product development candidates. We are focused on product development candidates that are ready for or have already entered Phase III clinical trials and should therefore present less development risk than product candidates at an earlier stage of development. We focus on product development candidates that would be prescribed by our target physician groups or by other identifiable physician groups that practice primarily in the hospital. We believe that our established sales and marketing organization and our strong cash position make us an attractive commercialization partner for many biotechnology companies with late-stage product development candidates. We are actively pursuing the acquisition of rights to product development candidates which, if successful, may require the use of substantial capital resources.

     - DEVELOPING SPIROS. Our Spiros platform technology is an essential component of our future growth. We plan to continue to leverage our Spiros platform technology by developing Spiros for the local delivery of pharmaceuticals to the lungs to treat respiratory conditions, for our own account and in collaboration with third parties, and by developing Spiros for the systemic delivery of biopharmaceuticals, including proteins and peptides, through the lungs to treat non-respiratory conditions as an alternative to current invasive delivery techniques, generally in collaboration with third parties. We believe our Spiros technology platform, including recently developed motorless Spiros systems, offers significant long-term value for our shareholders, and we intend to continue to develop it aggressively.

PRODUCT PORTFOLIO

We are focused on developing, marketing and selling pharmaceutical products that treat respiratory conditions and infectious diseases.

RESPIRATORY CONDITIONS

The market for products that treat respiratory conditions is significant and growing. The U.S. market for these products was approximately $9.1 billion in 1999, an increase of 21% over 1998. Major segments in this market include allergy, asthma, chronic obstructive pulmonary disease and cough, cold.

         ALLERGY. While the causes of allergies, which can be seasonal or perennial, vary, nasal congestion, sneezing and eye itch are common symptoms of many allergies. The U.S. market for therapeutic drugs to treat allergies was approximately $4.2 billion in 1999. Antihistamines and antihistamine/decongestant combinations are the most widely used forms of therapy and represent the largest portion of the allergy market in the U.S. Additional products for allergies include intranasal steroids, which are increasingly being prescribed for allergic rhinitis, and products that treat eye allergies. The U.S. market for intranasal steroids was approximately $1.2 billion in 1999, an increase of 19% over 1998. The U.S. market for products that treat eye allergies was approximately $210 million in 1999, an increase of 27% over 1998.

We promote three products that treat the causes and/or symptoms of allergies:
Nasarel, Nasalide and Alocril. Nasarel and Nasalide are intranasal steroids, and Alocril is approved for the treatment of eye itch associated with allergic conjunctivitis.

Nasarel and Nasalide are used to treat the underlying cause and symptoms of seasonal and perennial allergic rhinitis, including runny nose, nasal congestion and sneezing. The active ingredient in Nasarel and Nasalide is flunisolide hemihydrate, a synthetic steroid that reduces inflammation in allergic reactions. Allergists and primary care physicians write the majority of prescriptions for Nasarel and Nasalide. We acquired exclusive U.S.
rights to market and promote Nasarel and Nasalide in 1997.

Alocril is a mast cell stabilizer developed by Allergan and is approved for the treatment of eye itch associated with allergic conjunctivitis. In the primary care and respiratory markets, allergists and primary care physicians write the majority of prescriptions for Alocril. We acquired exclusive U.S. rights to market and promote Alocril to primary care and respiratory physicians in February 2000. We launched Alocril with Allergan in March 2000.

         ASTHMA. Asthma is a complex physiological disorder characterized by airway hyperactivity to a variety of stimuli such as dust, pollen, stress or physical exercise, resulting in airway obstruction that is partially or temporarily reversible. The U.S. asthma population has grown steadily in recent years. The market for therapeutic drugs to treat asthma was approximately $7.7 billion in the major countries of the world in 1999. The U.S. market represented approximately $3.5 billion of this total. These drugs include beta-agonists, like albuterol, which are typically used to provide rapid symptomatic relief of reversible bronchospasm, steroids, like beclomethasone and budesonide, which are increasingly used as maintenance therapy to treat the inflammatory component of asthma, and anticholinergic bronchodilators, like ipratropium, which are commonly prescribed for patients that do not respond well to beta-agonists. Physicians are increasingly prescribing oral inhaled steroids as maintenance therapy to treat the inflammatory component of asthma in an effort to prevent acute attacks. The market for oral inhaled steroids in the major countries of the world was approximately $2.7 billion in 1998 and grew at a rate of 13% per year from 1994 through 1998.

We are developing, on behalf of Spiros Corp. II, beclomethasone and budesonide for use in our proprietary Spiros pulmonary drug delivery system. Beclomethasone is a steroid used to treat the inflammatory component of asthma and selected symptoms of chronic obstructive pulmonary disease. Sales of beclomethasone in 1998 in the major countries of the world were approximately $700 million. Budesonide is a new generation steroid used to treat the inflammatory component of asthma. Sales of budesonide in 1998 in the major countries of the world were approximately $720 million.

Beclomethasone Spiros is currently in Phase III clinical trials, and we plan to initiate Phase III clinical trials for Budesonide Spiros in 2000. The status of our development programs for these two products and our relationship with Spiros Corp. II are described in greater detail below under "SPIROS--DEVELOPMENT PROGRAMS" and "--RELATIONSHIP WITH SPIROS CORP. II."

INFECTIOUS DISEASES

The market for products that treat infectious diseases is also large and growing. The U.S. market for these products was approximately $11.1 billion in 1999, an increase of 14% over 1998. Major segments in this market include respiratory infections, hospital-acquired bacterial infections and fungal infections.

         RESPIRATORY INFECTIONS. Respiratory infections caused by a variety of bacteria can affect either the nasal cavity, the sinuses and throat or the lungs. The resulting diagnoses include sinusitis, tonsillitis and bronchitis. These infections are treated with antibiotics, which kill the bacteria causing the symptoms. There are a variety of classes of antibiotics that treat specific ranges, or spectrums, of bacteria. Classes used to treat respiratory infection include cephalosporins, broad spectrum macrolides and quinolones. The U.S. market for these classes is very large, totaling $6.6 billion in 1999 for the oral forms alone. The cephalosporin class accounted for approximately $824 million of this total.

Ceclor CD is an oral cephalosporin antibiotic used primarily for the treatment of bronchitis. It is prescribed predominantly by primary care physicians and ear, nose and throat specialists. It is approved for the treatment of bacterial bronchitis, uncomplicated skin and skin structure infections, pharyngitis and tonsillitis. We acquired exclusive U.S. rights to market and promote Ceclor CD in 1996.

         HOSPITAL-ACQUIRED BACTERIAL INFECTIONS. Bacterial infections pose a threat to seriously ill patients in the hospital and long-term care settings. These infections are associated with increased hospital stays, more intensive therapy and high mortality. Increasing bacterial resistance among both Gram positive and Gram negative organisms further complicates treatment. Therapy is most often initiated with broad-spectrum injectable antibiotics, including third and fourth generation cephalosporins, extended spectrum penicillins, carbapenems, quinolones and aminoglycosides, either alone or in combination. The U.S. market for all injectable antibiotics was approximately $2.4 billion during 1999, and the U.S. market for broad-spectrum injectable antibiotics totaled approximately $1.7 billion in 1999.

Maxipime and Azactam (aztreonam) for Injection are both injectable antibiotics. Maxipime is a fourth-generation cephalosporin antibiotic used to treat patients with life-threatening infections. Pulmonologists, infectious disease specialists, internal medicine physicians, hematologists and oncologists prescribe Maxipime for patients with severe hospital-based respiratory and non-respiratory conditions such as pneumonia, urinary tract infection and febrile neutropenia. An important attribute of Maxipime is its broad spectrum of activity, including activity against many pathogens resistant to other antibiotics. Azactam is a monobactam and is principally used by surgeons, infectious disease specialists and internal medicine physicians to treat pneumonia, post-surgical infections and septicemia and has an excellent safety profile. We acquired exclusive U.S. rights to both products in late 1998 and have significantly increased sales of Maxipime since that time.

         TUBERCULOSIS. Tuberculosis is a highly infectious, airborne disease caused by the bacterium MYCOBACTERIUM TUBERCULOSIS. The clinical symptoms of tuberculosis vary, but generally include weight loss, fatigue, and weakness. Pulmonary tuberculosis is the most common form of the active disease, leading to progressive destruction of the infected lung. Standard treatment of the disease, as outlined by the American Lung Association, includes a dosing regimen of four antibiotic drugs administered over a six-month period. Some patients are infected with resistant strains of MYCOBACTERIUM TUBERCULOSIS and do not respond to first-line treatment with the traditional oral antibiotic drug therapies. These patients must be treated more intensively with stronger antibiotics, including injectable products.

We market three products for the treatment of tuberculosis: Myambutol-Registered Trademark-, Capastat-Registered Trademark- and Seromycin-Registered Trademark-. Myambutol is an oral tablet and is one of the four antibiotics typically used as first-line therapy for all patients diagnosed with tuberculosis during the initial treatment period. Capastat and Seromycin are antibiotics approved for the treatment of multiple drug resistant tuberculosis. We believe the tuberculosis market is an attractive segment of the infectious disease market because treatment protocols are firmly established and the products require minimal promotional effort.

SALES AND MARKETING ORGANIZATION

Our sales and marketing organization is composed of approximately 600 people, and includes a field sales force, a hospital sales force and a managed markets sales and marketing group.

FIELD SALES FORCE

Our field sales force includes approximately 325 territories, all of which are located in the U.S. The field sales representatives principally call on primary care physicians, allergists, ear, nose and throat specialists, pulmonologists and a selected subset of pediatricians. These physicians collectively write a majority of the total prescriptions for the respiratory infection and allergy products that our field sales force promotes. These physicians also treat a large number of asthma patients, the target of our first two Spiros products currently under development.

HOSPITAL SALES FORCE

Our hospital sales force includes approximately 150 territories, all of which are located in the U.S. The hospital sales representatives call principally on hospital-based pulmonologists, infectious disease specialists, surgeons, internal medicine physicians, hematologists and oncologists. These physicians write a significant portion of the total prescriptions for injectable antibiotics, while pulmonologists will also be important to the launch of our Spiros respiratory products.

MANAGED MARKETS SALES AND MARKETING GROUP

We have also established a dedicated managed markets sales and marketing group that focuses on sales to large regional and national managed care organizations and retail pharmacy chains. These organizations include health maintenance organizations, group purchasing organizations, long-term care providers, wholesale distributors and retail chains and mail order pharmacies. A primary goal of the managed markets sales and marketing group is to place our products on approved formulary lists of health maintenance organizations, group purchasing organizations and long-term care providers.

SPIROS

Spiros is our proprietary pulmonary drug delivery system that we are developing to aerosolize pharmaceuticals in dry powder formulations for delivery to the lungs. Our program for Spiros includes developing Spiros both for the local delivery of pharmaceuticals to the lungs for the treatment of respiratory conditions and for the systemic delivery of biopharmaceuticals, including proteins and peptides, through the lungs as an alternative to current invasive delivery techniques.

SPIROS MARKET OPPORTUNITY

There are currently many approved products for the delivery of medication to the lungs, primarily for the treatment of respiratory conditions. Biopharmaceuticals, in contrast, are primarily delivered orally or by injection. We believe Spiros has the opportunity to significantly improve the delivery of medication for both local delivery to the lungs and systemic delivery through the lungs.

INHALATION DEVICES

Most currently-approved inhalation devices are one of the following three types:

     - METERED DOSE INHALERS. Metered dose inhalers, also known as MDIs, are currently the most widely used inhalation delivery system due to their relative convenience and portability. MDIs consist of a suspension or solution of drug filled into a canister, sealed with a metering valve and pressurized using a propellant, most commonly a chloroflorcarbon or CFC. Unfortunately, it is estimated that only 10% to 20% of the dose from an MDI actually reaches the lung, with the remainder of the drug being deposited in the mouth and throat or the stomach where it has no therapeutic effect and may cause unwanted side effects. The limited amount of drug that reaches the lung is caused primarily by the inability of most patients to coordinate their inhalation with the initiation of the delivery system and the resulting high velocity of the propellant-driven aerosol. To increase the amount of drug that actually reaches the lung, patients are sometimes prescribed spacers to use with their MDIs, thereby increasing the complexity and reducing the portability of the device.

     - JET NEBULIZERS. Jet nebulizers aerosolize a liquid solution of medicine, either ultrasonically or with compressed air, creating a fine mist that patients inhale slowly over several minutes. Jet nebulizers are much larger than other inhalation delivery systems and, because of their size, are primarily used to deliver aerosol to hospitalized patients, patients with acute asthma and patients unable to coordinate the use of other inhalation delivery devices. Jet nebulizers are generally considered to be less convenient and less portable because of their size and the complexity of use.

     - DRY POWDER INHALERS. Dry powder inhalers represent a significant advancement in the development of inhalation delivery systems. Dry powder inhalers are relatively convenient and portable, and are CFC-free. They are breath actuated, so they eliminate the need for the press-and-breathe coordination associated with MDIs. Although dry powder inhalers overcome the need to coordinate inhalation with the initiation of the device, currently marketed dry powder inhalers require high inspiratory flow rates, making the ultimate dose delivered to the patient dependent on the patient's inspiratory effort. This high inspiratory flow rate is difficult to achieve for children, the elderly and patients with breathing difficulties.

We believe the development of respiratory drugs for delivery through Spiros is a significant opportunity for us. We anticipate that dry powder inhalers like Spiros will gradually replace MDIs as the leading pulmonary delivery systems, due primarily to the phasing out of CFC propellants and coordination problems associated with many MDIs. Some companies are studying alternative propellants, such as hydrofluorocarbons, for use in MDIs. We believe, however, that any product using an alternative propellant will still suffer from many of the limitations of currently marketed MDIs, including the need for patients to coordinate breathing with actuation of the drug delivery system. In Europe, where several pharmaceutical companies have marketed dry powder inhalers for a number of years, sales of dry powder inhalers had increased to 27% of the total sales of inhaled asthma products in 1999.

DELIVERY OF BIOPHARMACEUTICALS

Genetically engineered drugs or biopharmaceuticals are relatively new treatments in the field of medicine. The first genetically engineered drug approved by the FDA was human insulin, which was approved in 1982. Since then, the FDA has approved over 55 biopharmaceuticals and many more are currently being developed. Analysts estimate that the U.S. market for these drugs in 1999 exceeded $13 billion. Most of these drugs are currently delivered by injection. Injections are invasive and not widely accepted by patients due to inconvenience, discomfort and the possibility of infection. To date, alternative methods of delivery such as oral, nasal and transdermal have not been commercially attractive due to the relatively low amount of drug that reaches the blood. Initial work suggests that inhalation may be an attractive alternative to injection for select biopharmaceuticals.

We believe our Spiros drug delivery system also represents a significant opportunity for improving the delivery of biopharmaceuticals. The lung has long been used for the delivery of respiratory products where a local lung effect is desired and for the systemic administration of drugs (both conventional small molecules and biopharmaceuticals). Depending upon the formulation, the aerosol can be directed to the larger more central airways or to the smaller airways in the deep lung. The lung provides a large surface area for absorption and is in close proximity to the blood supply. Pulmonary delivery bypasses gastrointestinal degradation and hepatic metabolism, which typically destroy biopharmaceuticals delivered orally. Delivery of medications through the lung is also patient friendly and non-invasive and could expand the market for biopharmaceuticals by increasing patient acceptance and providing new therapeutic indications.

POTENTIAL ADVANTAGES OF SPIROS

We believe Spiros, if approved by the FDA, may provide advantages over other currently available pulmonary drug delivery systems and could provide a significant benefit to patients being treated with biopharmaceuticals:

     - INSPIRATORY FLOW RATE INDEPENDENCE AND LOW FLOW RATE CAPABILITY. Spiros is designed to deliver a relatively consistent drug dose to the lungs over a wide range of inspiratory flow rates, which can vary depending on a patient's health, age, effort or physical abilities. Tests of Spiros on human subjects have shown a relatively consistent amount of drug deposition throughout the clinically relevant inspiratory range. Existing dry powder inhalers can vary significantly in their level of drug deposition depending on the patient's inspiratory flow rate. Many of them also require high inspiratory flow rates for the patient to obtain the labeled dose of the drug. Therefore, they may deliver significantly less drug at the lower flow rates typically associated with compromised pulmonary function. For many proteins and peptides, accurate dosing is critical, and a pulmonary delivery system such as Spiros, which is designed to provide relatively consistent dosing over a variety of inspiratory flow ranges, may better meet the requirements for optimal pulmonary delivery of biopharmaceuticals.

     - MINIMUM NEED FOR PATIENT COORDINATION. Spiros is breath actuated and does not require the user to coordinate inhalation and actuation of the drug delivery system. MDIs generally require users to coordinate their breathing with initiation of the MDI. Studies indicate that a significant percentage of patients, particularly young children and the elderly, do not use MDIs correctly. Spiros is designed to solve these coordination problems by delivering the drug to patient's lungs as they inhale.

     - PATIENT CONVENIENCE. Spiros is designed to be convenient for patients, with features such as breath actuation and portability due to its light weight and small size, quick delivery time, simple operation, dose delivery feedback and multi-dose capability. Spiros also allows the patient to see the actual number of doses remaining in a cassette or blister pack and an LED light alerts the patient of the need to replace Spiros prior to the end of its useful life. Many biopharmaceuticals that currently must be administered by injection could be delivered by Spiros, thereby significantly improving patient convenience and potentially improving compliance.

     - FREE OF CHLOROFLUOROCARBON PROPELLANTS. Spiros does not use CFCs while most MDIs, currently the most popular form of aerosol drug delivery, use CFCs. CFC propellants have ozone destructive characteristics. Virtually all of the world's industrial nations, under the auspices of the United Nations Environmental Program, have pledged to cease use of CFCs by the year 2000. Continued use of CFCs in medical products has been permitted under annual exemptions. As a result of the planned phase out of CFCs, we believe that DPIs will become a leading method for pulmonary drug delivery.

THE SPIROS PULMONARY DRUG DELIVERY SYSTEM

Spiros uses electromechanical energy to aerosolize pharmaceuticals in dry powder formulations for delivery to the lungs while providing advantages over traditional pulmonary delivery systems. The Spiros system is appropriate for use both with respiratory medications for topical delivery to the lung and with biopharmaceuticals, which are delivered to the deep lung for systemic administration.

CORE TECHNOLOGY

The core technology contained in the Spiros system is an aerosol generator that uses electromechanical energy to disperse dry powder to form an aerosol for inhalation. The main components of the aerosol generator include the impeller, the motor, the breath-actuated switch, and the dosing chamber. When the switch is activated, the electric circuit is completed and the impeller rotates. The action of the impeller on the dry powder formulation supplies the energy to disperse the drug and provide a cloud of aerosolized drug for inhalation. The cloud of aerosolized drug is suspended in the dosing chamber and is delivered to the lungs only as the patient inhales. This technology controls both the powder dispersion to form the aerosol and allows for patient-actuated inhalation, making the drug delivery independent of the inspiratory force generated by the patient. Virtually the same dose is delivered at low and high inspiratory efforts, making the system relatively flow rate independent.

Products are currently under development in two separate Spiros systems, a cassette system and a blisterdisk system, both using the same core technology with different powder storage systems. Because of the physical and chemical requirements of the specific drugs deliverable by Spiros, as well as the varying needs of the patients and marketplace, we believe that our cassette and blisterdisk systems will provide flexibility for delivery of many different types of drugs.

         CASSETTE SYSTEM. The cassette system was the first Spiros system developed. The powder storage device in this system is a 30-dose plastic cassette packed in a foil pouch. To use the cassette system, a patient first removes the cassette from the pouch and opens the lid of the Spiros generator to load the cassette. When the lid is closed, the cassette rotates to deliver a dose of drug into the dosing chamber. An impeller is located within the dosing chamber. When the patient inhales through the mouthpiece, the impeller is automatically activated at a relatively low flow rate. The action of the impeller on the powder in the chamber generates the aerosol, which the patient inhales. When the cassette is empty, the patient opens the lid, removes the empty cassette and loads a new cassette.

         BLISTERDISK SYSTEM. Although many drugs and powder formulations are sufficiently stable using the cassette system, some drugs, including many biopharmaceuticals, are sensitive to relative humidity. We have developed a blisterdisk system for drugs that require a barrier against moisture or light. This system uses powder-filled sealed foil blisters, which prevent moisture contact with the powder. The powder storage device in this system is a 16-dose blisterdisk and is sufficiently flexible to accommodate a wide variety of drugs. To use the blisterdisk system, a patient opens the mouthpiece cover, pushes a button to open the blister and inhales through the mouthpiece to actuate the impeller and aerosolize the dose. As the patient closes the mouthpiece cover, the next blister is advanced to the dosing position. When the blisterdisk is empty, the patient opens the lid, removes the empty blisterdisk and loads a new blisterdisk.

SPIROS DEVELOPMENT PROGRAM

Our development program for Spiros consists of two principal components. The first component entails developing for ourselves or third parties drugs that are currently used to treat respiratory conditions for delivery in Spiros. The second component entails developing Spiros for the systemic delivery of biopharmaceuticals, including proteins and peptides, through the lungs as an alternative to current invasive delivery techniques, generally in collaboration with third parties.

RESPIRATORY PRODUCTS

We are currently developing beclomethasone and budesonide, two drugs frequently prescribed to treat asthma, for use in Spiros on behalf of Spiros Corp. II.

         BECLOMETHASONE. In the first quarter of 1997, we completed dose ranging studies for one dosage strength of beclomethasone in the Spiros cassette system under an investigational new drug application. In the fourth quarter of 1997, we commenced a late-stage 12-week trial in humans to demonstrate safety and efficacy. Enrollment of patients was completed by the second quarter of 1998. The study demonstrated that Beclomethasone Spiros provided improved potency and comparable safety and efficacy to the approved MDI product to which it was compared. After receiving feedback from the FDA, we reformulated Beclomethasone Spiros and finalized the commercial Spiros inhaler design. In the fourth quarter of 1999, we initiated the first in a new series of pivotal clinical studies for Beclomethasone Spiros. An important objective of these studies is to demonstrate the reliability of the Spiros system, to confirm the results of the earlier trials and to demonstrate that comparable efficacy and potentially improved safety may be achieved with Beclomethasone Spiros using lower dosages than currently approved MDI formulations. If the clinical trials are successful , we currently plan to file a new drug application for Beclomethasone Spiros in late 2000 or early 2001 and, if the product is approved by the FDA, to launch the product in late 2001 or 2002.

         BUDESONIDE. We completed a dose-targeting study for Budesonide Spiros in the first quarter of 2000 and plan to begin a pivotal clinical program in the second half of 2000. If the clinical trials are successful, we currently plan to file a new drug application for Budesonide Spiros in late 2002 and, if the product is approved by the FDA, to launch the product in 2003.

INHALED INSULIN

Approximately 15.7 million Americans, or 5.9% of the U.S. population, have diabetes. It is estimated that 10.3 million Americans have been diagnosed and the remaining 5.4 million people are not aware that they have the disease. Diabetes is a disorder of metabolism--it occurs when a person's pancreas either produces little or no insulin, or the body cells do not respond to the insulin that is produced. As a result, glucose collects in the blood and is not delivered to the body's cells to use for growth and energy. Instead, glucose overflows into the urine and passes out of the body, thereby eliminating the body's main source of fuel. Over time, high levels of blood glucose can lead to debilitating complications, such as retinopathy, neuropathy, cardiovascular disease, and end-stage renal disease.

There are two types of diabetes: Type 1, or insulin-dependent diabetes mellitus, and Type 2, or non-insulin dependent diabetes mellitus. Type 1 patients, all of whom require insulin therapy, account for between 5% and 10% of the U.S. diabetes population. Their diabetes is usually managed most effectively with an insulin regimen that combines a long-acting insulin with a rapid-onset insulin, administered multiple times throughout the day to cover glucose peaks that occur after meals. Type 2 patients comprise the remaining 90% to 95% of diagnosed diabetes patients in the U.S. Although some Type 2 diabetes may be managed with a careful regimen of diet and exercise, most Type 2 patients progress through various stages of therapy from oral diabetes medications to insulin therapy. This insulin therapy may mimic the regimen that Type 1 patients utilize--long acting insulin to provide a basal level of insulin, with multiple injections of rapid-onset insulin. Although insulin may be the final option for controlling diabetes, most Type 2 patients try to avoid initiation of insulin therapy, predominantly due to the fear and inconvenience of injections.

We are collaborating with Lilly to develop an inhaled form of insulin with our Spiros drug delivery system. Under this collaboration, we supply the inhaler and formulate and manufacture the insulin, which is supplied by Lilly, using our proprietary protein and peptide pulmonary delivery technology. We also receive research and development and progress payments during development and revenues and royalties from supply of commercial product. Lilly conducts the clinical trial program and holds worldwide marketing rights to the inhaled insulin product.

We believe the Spiros inhaled insulin program represents a significant opportunity to improve insulin therapy for diabetes patients. Spiros for inhaled insulin incorporates many of the same features displayed in the Beclomethasone Spiros and Budesonide Spiros systems: portability, simple operation, breath actuation, multi-dose capability. And, perhaps more importantly, Spiros for inhaled insulin eliminates the inconvenience and fear associated with insulin injections.

This collaboration also represents an important opportunity for us and a substantial recognition of the potential of the Spiros technology platform and its application to systemic delivery of biopharmaceuticals.

NEXT GENERATION INHALERS

Our scientists have recently invented new technologies for forming and delivering aerosols from powder formulations. The technologies are based on earlier developments with Spiros and could provide excellent aerosol delivery using a motorless inhaler system. The technologies could utilize either our existing powder storage systems or new unit dose systems. Broad patent coverage is being sought for these new technologies which we plan to develop by ourselves and with potential partners.

RELATIONSHIP WITH SPIROS CORP. II

In late 1997, Spiros Corp. II completed a $101 million public offering. Under agreements with us, the net proceeds of $94 million from the offering and a $75 million contribution from us were targeted to develop Spiros and Spiros applications for use with the drugs albuterol, beclomethasone, budesonide, ipratropium, an albuterol-ipratropium combination and additional designated compounds. The offering consisted of 6,325,000 units sold at $16.00 per unit. Each unit consisted of one share of Spiros Corp. II callable common stock and a warrant to purchase one-fourth of one share of our common stock. These warrants are exercisable from January 1, 2000 through December 31, 2002 at an exercise price of $54.84 per share. In consideration for the warrants and the $75 million contribution, we have the right through December 31, 2002 to purchase all, but not less than all, of the then outstanding callable common stock of Spiros Corp. II at predetermined prices. We also have an option, through specified dates, to acquire Spiros Corp. II's exclusive rights for the use of Spiros with albuterol and for the use of Spiros with a second product other than albuterol. The purchase price for the stock purchase option may be paid, at our option, in cash, shares of our common stock, or any combination of the two. The purchase price for the product options may only be paid in cash.

In March 2000 we entered into a merger agreement to acquire Spiros Corp. II. Under the agreement, for each share of callable common stock Spiros Corp. II shareholders will receive $13.25 in cash and one five-year warrant to purchase a fractional share of our common stock at $17.94 per share. The total consideration for the merger as of the date of the merger agreement was calculated to be $100.8 million, or $15.75 per share of callable common stock. Closing of the transaction is subject to standard conditions. We have received voting agreements in favor of the merger from holders of approximately 22% of Spiros Corp. II's outstanding callable common stock. A special committee of independent members of the Spiros Corp. II board has approved the merger agreement and is recommending that the Spiros Corp. II shareholders approve the merger.

In connection with our agreement to acquire Spiros Corp. II, we announced that upon successful completion of the acquisition we would discontinue development activities on albuterol in the existing Spiros cassette system. Albuterol was the first product developed in the Spiros system. We filed a new drug application for Albuterol Spiros in 1997, and in November 1998 we received a complete response letter from the FDA. The response letter indicated that the new drug application would not be approved unless specified deficiencies were addressed. The FDA requested that we resolve several chemistry, manufacturing, and control issues, as well as specified electromechanical reliability issues. After several meetings with the FDA, we identified the requirements that would address the issues raised by the FDA and support a resubmission of the Albuterol Spiros new drug application. We were addressing the chemistry, manufacturing and control issues for Albuterol Spiros at the time we made our decision to discontinue development activities. Our decision was based largely on market considerations, including an evaluation of the potential market for and the potential return on the investment required to complete development of the product.

In connection with the Spiros Corp. II initial public offering, we also entered into the following additional agreements with Spiros Corp. II:

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


         DEVELOPMENT AGREEMENT. Under this agreement, Spiros Corp. II engaged us to develop the Spiros products and provide general management services.

         MANUFACTURING AND MARKETING AGREEMENT. Under this agreement, Spiros Corp. II granted to us an exclusive worldwide license to manufacture and market the Spiros products in exchange for a royalty of 7% on net product sales, as defined in the agreement.

HEALTHSCRIPT

HealthScript is a mail service pharmacy specializing in dispensing respiratory pharmaceuticals that we acquired in 1995. Mail order services are particularly well suited for respiratory patients who are long-term, chronic users of certain pharmaceuticals and to whom the convenience of mail order is appealing. HealthScript currently dispenses approximately 100 respiratory medications manufactured by third parties. HealthScript is focused on working with doctors, home healthcare providers and patients to coordinate respiratory medication services and patients management programs. HealthScript markets its services through specialty field sales representatives and telemarketing. The patient base is maintained by telephone contact to monitor compliance with their doctors' prescriptions.

HealthScript is also developing Internet capabilities that will provide a convenient, value oriented shopping experience offering consumers a wide range of information and products designed to promote healthy lifestyles. HealthScript will feature a comprehensive range of personal healthcare products at competitive prices, a full-service, licensed pharmacy, along with an extensive range of health-related information and other tools designed to help our customers make informed purchasing decisions.

COMPETITION

Many companies, including large pharmaceutical firms with financial and marketing resources and development capabilities substantially greater than ours, are engaged in developing, marketing and selling products that compete with those we offer or plan to offer. We believe that competition among both prescription pharmaceuticals aimed at the markets for respiratory conditions and infectious diseases and pulmonary drug delivery systems will be based on, among other things, product efficacy, safety, reliability, availability and price. As the respiratory and infectious disease markets continue to evolve, there will be numerous products and devices that will continue to offer competitive advantages to already existing products and devices in the market place.

There are at least 25 other companies in the U.S. that are developing, marketing and selling pharmaceuticals to treat respiratory conditions and infectious diseases. Additionally, there are at least 10 companies currently developing, marketing or selling single and/or multiple dose dry powder pulmonary drug delivery systems, many of which are major pharmaceutical companies.

There are currently at least two other companies developing inhaled insulin delivery systems, Aradigm Corporation and Inhale Therapeutic Systems, Inc. In 1998, Aradigm announced a collaboration with Novo Nordisk for inhaled insulin. In 1999, Inhale announced that it is in Phase III clinical trials in its collaboration with Pfizer for inhaled insulin.

PATENTS AND PROPRIETARY RIGHTS

We presently hold 12 U.S. patents and 13 U.S. patent applications relating to the Spiros technology. The issued patents include a patent with claims covering the use in Spiros of an impeller to create an aerosol cloud of a drug intended for inhalation, which expires in 2011. We have also filed selected continuations in part and foreign patent applications relating to Spiros. All of the above patents and patent applications, relating to the Spiros technology, together with their respective continuations in part and foreign patent applications, have been licensed to Spiros Corp. II for specified uses under our technology license agreement.

Our scientists have recently invented new technologies for forming and delivering aerosols from powder formulations. The technologies are based on earlier developments with Spiros and could provide excellent aerosol delivery using a motorless inhaler system. The technologies could utilize either our existing powder storage systems or new unit dose systems. Broad patent coverage is being sought for these new technologies which we plan to develop by ourselves and with potential partners.

We consider the protection of discoveries in connection with our development activities important to our business. We intend to seek patent protection in the U.S. and selected foreign countries where deemed appropriate. We also rely on trade secrets, unpatented proprietary know-how and continuing technological innovation to develop our competitive position. We enter into confidentiality agreements with some of our employees under which these employees agree to assign to us any inventions relating to our business made by them while in our employ.

In connection with one of the patents described above, in 1993 we entered into an agreement with the principal inventor of the Spiros technology which, among other things, provides compensation to the inventor over the life of the patent which is linked to annual sales of products related to such patent. Such compensation amounts to approximately $1 million of the first $50 million of annual sales of such products, and $1 million of the next $100 million of annual sales, with a maximum aggregate annual compensation of $6 million.

The Alocril, Ceclor CD, Nasarel, Nasalide, Maxipime and Azactam products or processes to make such products are covered by patents that expire between 2004 and 2008. For a discussion of risks related to our intellectual property, please see "Risks and Uncertainties" below.

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

To obtain FDA approval for each of the Spiros products, we must conduct each of the following and possibly other steps:

     -    laboratory and possibly animal tests,

     - the submission to the FDA of an investigational new drug application, which must become effective before human testing may commence,

     - adequate and well-controlled human testing to establish safety and efficacy,

     - the submission of a new drug application to the FDA for marketing approval, and

     - FDA approval of the new drug application prior to any commercial sale or shipment.

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

Clinical trials involve the administration of the pharmaceutical product to healthy volunteers or to patients identified as having the condition for which the pharmaceutical agent is being tested. The pharmaceutical product is administered under the supervision of a qualified principal investigator. Clinical trials are conducted in accordance with Good Clinical Practice and protocols previously submitted to the FDA as part of the investigational new drug application that detail the objectives of the study, the parameters used to monitor safety and the efficacy criteria evaluated. Each clinical study is conducted under the auspices of an independent Institutional Review Board at the institution at which the study is conducted. The review board considers, among other things, the design of the study, ethical factors, the safety of the human subjects and the possible liability risk for the institution.

Clinical trials for new products are typically conducted in three sequential phases that may overlap. In Phase I, the initial introduction of the pharmaceutical into healthy human volunteers, the emphasis is on testing for safety and adverse effects, dosage tolerance, metabolism, distribution, excretion and clinical pharmacology. Phase II involves studies in a limited patient population to determine the initial efficacy of the pharmaceutical for specific targeted indications, to determine dosage tolerance and optimal dosage and to identify possible adverse side effect and safety risks. Once a compound is found to be effective and to have an acceptable safety profile in Phase II evaluations, Phase III trials are undertaken to more fully evaluate clinical outcomes. The FDA reviews both the clinical plans and the results of the trials and may require the study to be discontinued at any time if there are significant safety issues.

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

HealthScript is subject to regulation by state regulatory authorities, principally state boards of pharmacy. In addition, HealthScript is subject to regulation by other state and Federal agencies with respect to reimbursement for prescription drug benefits provided to individuals covered primarily by publicly funded programs. For a description of the risks related to government regulation, please see "Risks and Uncertainties" below.

MANUFACTURING

Our manufacturing facility is located near our headquarters in San Diego, California. The facility initially will be used to formulate, mill, blend and manufacture drugs to be used with Spiros, pending regulatory approval. Our manufacturing facility must be registered with and licensed by various regulatory authorities and must comply with current good manufacturing practice requirements prescribed by the FDA and other governmental authorities. We will need to significantly scale up our current manufacturing operations from clinical supply scale to commercial scale and comply with regulations prescribed by various regulatory agencies in the U.S. and other countries to achieve the prescribed quality and required levels of production of such products and to obtain marketing approval. Any failure or significant delay in the validation of or obtaining a satisfactory regulatory inspection of the new facility or failure to successfully scale up could have a material adverse effect on our ability to manufacture products in connection with Spiros.

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

HUMAN RESOURCES

We had 1,022 employees as of December 31, 1999, consisting of 565 people in sales and marketing, 119 in corporate services, 245 in clinical, regulatory and research and development and 93 at Health Script. None of our employees are represented by a labor union, and we believe we maintain positive relations with both field and corporate personnel.

RISKS AND UNCERTAINTIES

WE FACE RISKS ASSOCIATED WITH OUR OPERATIONS.

BEFORE WE CAN MARKET ANY SPIROS PRODUCT, WE WILL HAVE TO OBTAIN REQUIRED GOVERNMENTAL APPROVALS, WHICH IS NOT ASSURED.

The development, testing, manufacturing and marketing of pharmaceutical products are subject to extensive regulation by governmental authorities, including the FDA. The FDA must approve each Spiros product before that product can be manufactured or marketed for commercial sale. The review and approval process mandated by the FDA is very rigorous, requiring extensive preclinical and clinical testing as well as determining manufacturing capability and product performance. The FDA may never approve any of the Spiros products currently in development by us or in collaboration with third parties. Failure to obtain any such approval would have an adverse effect on our business and results of operations.

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

WE INTEND TO CONTINUE TO PURSUE OUR STRATEGY OF ACQUIRING COMPLEMENTARY PRODUCTS AND LATE-STAGE PRODUCT DEVELOPMENT CANDIDATES, WHICH COULD RESULT IN SIGNIFICANT CHARGES TO EARNINGS AND REQUIRE THE USE OF CAPITAL RESOURCES.

As part of our business strategy, we intend to continue to pursue the acquisition of complementary products and late-stage product development candidates. Such acquisitions could result in significant charges to earnings in the related period as well as require the use of a large amount of our available capital resources. Depending on the acquisition opportunities available and our use of existing funds to satisfy existing capital and operating needs, we may need to raise additional funds to finance such transactions. If adequate funds are not available when needed on terms acceptable to us, our ability to complete acquisitions could be limited. We may not have sufficient funds to develop any late-stage product development candidates that we may acquire, any development we conduct may not be successful and any funds we spend on product development may reduce our earnings below the levels expected by securities analysts. Further, reimbursement may not be available to enable us to achieve market acceptance of any products we may acquire or develop or to maintain price levels sufficient to realize an appropriate return on our investment in these products.

WE WILL NEED TO SIGNIFICANTLY EXPAND OUR MANUFACTURING CAPABILITY AND COMPLY WITH GOVERNMENT REGULATIONS BEFORE WE CAN MANUFACTURE ANY SPIROS PRODUCTS.

We will need to significantly expand our current manufacturing operations and comply with regulations prescribed by various regulatory agencies to achieve the quality and required levels of production of our Spiros products to obtain marketing approval. In addition, our manufacturing facility must be registered with and licensed by various regulatory authorities and must comply with current good manufacturing practice requirements prescribed by the FDA and other governmental authorities. We intend to utilize third parties to produce components of and assemble the Spiros inhaler. Such third parties have only produced limited quantities of components and assembled limited numbers of inhalers. These third parties will be required to significantly scale up their activities and to produce components which meet applicable specifications on a timely and consistent basis. Such third parties may not be successful in attaining acceptable service levels or meeting regulatory requirements which would have an adverse effect on our ability to commercialize the Spiros products.

IF WE LOSE KEY PERSONNEL OR ARE UNABLE TO ATTRACT AND RETAIN QUALIFIED PERSONNEL AS NECESSARY, IT COULD IMPAIR OUR SALES AND MARKETING ORGANIZATION AND DELAY OUR PRODUCT DEVELOPMENT PROGRAMS.

Our success depends on the principal members of our scientific and management staff. If we lose the services of one or more of these people, we may be unable to achieve our development objectives.

None of our employees, other than Mr. Garner, Mr. Whitehead and Dr. Kabakoff, is currently employed under an employment contract. Mr. Garner, Mr. Whitehead and Dr. Kabakoff are employed under separate letter agreements, which are automatically extended for successive one-year periods.

We may not be able to recruit and retain management and qualified scientific personnel to perform research and development work in the future due to intense competition for such personnel among pharmaceutical and other technology-based businesses, universities and research institutions, particularly in the San Diego area.

WE MAY NOT BE ABLE TO EFFECTIVELY MARKET MAXIPIME AND AZACTAM.

Effective January 1, 1999, we acquired the rights to Maxipime and Azactam, our first acquisition of products used in hospitals. Under a co-promotion agreement with Bristol-Myers Squibb Company, their hospital sales force promoted the products during 1999, while we built our hospital sales force. Beginning in 2000, we assumed full responsibility for promoting these products. We may not be able to effectively promote these products solely through our own hospital sales force.

WE MAY HAVE TO REFINANCE OUR $287.5 MILLION OF OUTSTANDING NOTES ON TERMS THAT MAY NOT BE ATTRACTIVE TO US.

We issued $287.5 million principal amount of 3 1/2% convertible subordinated notes due 2002. We may desire to refinance the notes at a time when we are not able to do so or on terms that are not attractive to us. Any inability to refinance the notes on attractive terms could have a material adverse effect on us and the market value of our common stock.

SEASONALITY AND THE TIMING AND SEVERITY OF THE WINTER COLD AND FLU SEASON CAN HAVE AN ADVERSE EFFECT ON OUR OPERATING RESULTS.

Historically, as a result of the winter cold and flu season, industry-wide demand for respiratory products has been stronger in the first and fourth quarters than in the second and third quarters of the year. In addition, variations in the timing and severity of the winter cold and flu season have influenced our results of operations in the past and may influence them again in the future.

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

GROSS MARGINS ON PHARMACEUTICAL PRODUCTS MAY DECREASE AS A RESULT OF COMPETITIVE PRESSURES.

We do not have proprietary protection for several of the products we sell, and other pharmaceutical companies sell substitutes for such products. In addition, the average selling prices for many of our products may decline over time due to competitive and reimbursement pressures. We may not be successful in any efforts we take to mitigate the effect of a decline in average selling prices. Our commercial success will depend in part on the price that third-party healthcare payors, such as government and private health insurers and managed care organizations, are willing to pay for our products. Third-party payors continually challenge the pricing of medical products and services. Many managed care organizations limit the number of pharmaceutical products they approve for reimbursement. The competition between pharmaceutical companies to get their products approved for reimbursement may also result in downward pricing pressure in the industry. Any of these factors causing a decline in our average selling prices would also reduce the gross margins we achieve and negatively impact our business.

OUR ABILITY TO OBTAIN PATENTS AND PROTECT OUR PROPRIETARY RIGHTS IS UNCERTAIN AND COULD HAVE AN ADVERSE EFFECT ON OUR BUSINESS.

Our ability to obtain patents on current or future products or technologies, defend our patents, maintain trade secrets and operate without infringing upon the proprietary rights of others both in the U.S. and abroad is uncertain. Patents may never issue from the applications we have filed. Even if issued or licensed to us, patents may not be enforceable, provide substantial protection from competition or be of commercial benefit to us. Even if all these are true, we may not possess the financial resources necessary to enforce or defend any patent rights we obtain. Our commercial success will also depend upon avoiding the infringement of patents issued to competitors and upon maintaining the technology licenses upon which certain of our products are based. Litigation, which is costly, may be necessary to enforce our patent and license rights or to determine the scope and validity of proprietary rights of third parties. If any of our products or technologies are found to infringe upon patents or other rights owned by third parties, we could be required to obtain a license to continue to manufacture or market such products or technologies. Licenses to such patent rights may not be available to us on commercially reasonable terms, or at all. If we do not obtain such licenses, we could encounter delays in marketing affected products or technologies or we could find that the development, manufacture or sale of products requiring such licenses is not possible.

WE ARE INVOLVED IN A LAWSUIT AND CANNOT PREDICT ITS OUTCOME.

We are involved in shareholder litigation as described in Note 13 of the consolidated financial statements. The outcome of this lawsuit and any other suits in which we may become involved cannot be predicted. An adverse outcome in any of these actions could have an adverse effect on our business or results of operations.

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

WE FACE RISKS ASSOCIATED WITH THE PENDING ACQUISITION OF SPIROS CORP. II.

THE FAILURE TO COMPLETE THE ACQUISITION MAY RESULT IN A DECREASE IN THE MARKET VALUE OF OUR COMMON STOCK.

The acquisition is subject to a number of contingencies, including approval by the shareholders of Spiros Corp. II and other customary closing conditions. As a result, the acquisition may not be completed. If the acquisition is not completed for any reason, the trading price of our common stock may fall.

THE MERGER WILL SIGNIFICANTLY REDUCE OUR CONTRACT REVENUES AND WILL LIKELY RESULT IN A MATERIAL CHARGE TO OUR EARNINGS IN THE PERIOD IN WHICH THE EVENT OCCURS.

We record contract revenue for payments from Spiros Corp. II for development costs we incur on Spiros Corp. II's behalf and for technology access fees. Contract revenues from Spiros Corp. II totaled $55.5 million for the year ended December 31, 1999. The merger will likely result in a significant reduction of contract revenue to us. In addition, we expect that a material charge for acquired in-process technology will likely be recorded in the period in which the acquisition is effected.

WE FACE RISKS ASSOCIATED WITH OUR MARKET.

THE PHARMACEUTICAL INDUSTRY IS EXTREMELY COMPETITIVE.

Many companies, including large pharmaceutical firms with financial and marketing resources and development capabilities substantially greater than ours, are engaged in developing, marketing and selling products that compete with those that we offer or plan to offer. Our failure to effectively respond to the competitive pressures of our industry would have an adverse effect on our business and results of operations. The selling prices of such products typically decline as competition increases. Further, other products now in use or under development by others may be more effective than our current or future products. The industry is characterized by rapid technological change, and competitors may develop their products more rapidly than we do. Competitors may also be able to complete the regulatory process sooner, and therefore, may begin to market their products in advance of our products.

SOME OF OUR CHARTER AND OTHER CONTRACTUAL PROVISIONS MAY PREVENT A CHANGE OF CONTROL WHICH COULD BE BENEFICIAL TO OUR SHAREHOLDERS.

Certain provisions of our charter documents, outstanding securities (including certain warrants, options and our notes), certain contracts (including the executive severance agreements), and our shareholder rights plan may have the effect of delaying, deferring or preventing a change in control. This could deprive you of an opportunity to receive a premium for your shares of common stock.

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


ITEM 2.  PROPERTIES

We own and occupy our campus in San Diego, California consisting of a 77,000 square foot headquarters facility and a 155,000 square foot research and development facility which we completed in January 1999. We own two other buildings that are situated on another parcel of land near our headquarters. One building, consisting of approximately 34,000 square feet, is partially occupied and is being used for manufacturing purposes. The second building, consisting of approximately 49,000 square feet, contains our manufacturing facility that will be used to formulate, mill, blend and fill drugs to be used with Spiros and is also used for warehouse space.

We also lease approximately 28,560 square feet of space in Denver, Colorado and 4,375 square feet of space in Rainsville, Alabama, which comprise the operations of Health Script's mail service pharmacy. The lease terms expire in January 2003 and January 2001, respectively.

ITEM 2. PROPERTIES

We own and occupy our campus in San Diego, California consisting of a 77,000 square foot headquarters facility and a 155,000 square foot research and development facility which we completed in January 1999. We own two other buildings that are situated on another parcel of land near our headquarters. One building, consisting of approximately 34,000 square feet, is partially occupied and is being used for manufacturing purposes. The second building, consisting of approximately 49,000 square feet, contains our manufacturing facility that will be used to formulate, mill, blend and fill drugs to be used with Spiros and is also used for warehouse space.

We also lease approximately 28,560 square feet of space in Denver, Colorado and 4,375 square feet of space in Rainsville, Alabama, which comprise the operations of Health Script's mail service pharmacy. The lease terms expire in January 2003 and January 2001, respectively.

We consider our facilities adequate for our current needs and believe that additional space can be obtained in the future, if necessary.


ITEM 3. LEGAL PROCEEDINGS

SETTLEMENT OF THE TERMINATION OF MERGER AGREEMENT WITH SCANDIPHARM, INC.- On December 1, 1997, we terminated a merger agreement with Scandipharm, Inc. entered into on October 20, 1997. On January 16, 1998, Scandipharm filed suit against us for breach of contract. On January 20, 1998, we filed suit against Scandipharm seeking a declaratory judgment that our termination of the merger agreement did not breach the agreement and damages against Scandipharm. On October 4, 1999, we settled all litigation with Scandipharm. Under the terms of the settlement, we paid $3.5 million to Scandipharm, and the parties dismissed all lawsuits filed against one another. The $3.5 million charge was included with other expense in the accompanying consolidated statements of operations for the year ended December 31, 1999.

SHAREHOLDER CLASS ACTION LITIGATION - Commencing on January 27, 1999, several class action suits were filed against us and a number of current or former officers and directors of the Company in the United States District Court for the Southern District of California. The lawsuits, which have been consolidated into one action, allege violations of the federal securities laws, and purport to seek damages on behalf of a class of shareholders who purchased our common stock during a defined period. We believe that the claims in the lawsuit are without merit and intend to defend against them vigorously.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Our common stock is traded on the Nasdaq National Market under the symbol "DURA." The following table sets forth the high and low sale prices of our common stock as reported on Nasdaq, without retail mark-up, mark-down or commissions, during each quarter in 1998 and 1999:


                                                                      High            Low
                                                                      ----            ---
          1998
          First quarter                                              $48.625          $20.75
          Second quarter                                             $29.00           $21.375
          Third quarter                                              $26.875          $ 9.938
          Fourth quarter                                             $15.625          $ 8.000

          1999
          First quarter                                              $17.688          $12.625
          Second quarter                                             $15.00           $10.063
          Third quarter                                              $15.063          $ 9.75
          Fourth quarter                                             $14.813          $11.875


On March 15, 2000 the closing price of our common stock was $13.625. At March 15, 2000 there were approximately 620 holders of record of our common stock. No cash dividends were declared or paid in 1998 or 1999.

We currently intend to retain all available funds for use in our business, and do not anticipate paying any cash dividends in the foreseeable future. Any future determination relating to our dividend policy will be made at the discretion of our board of directors and will depend on a number of factors, including future earnings, capital requirements, financial condition and future prospects and other factors the board of directors may deem relevant.


ITEM 6. SELECTED FINANCIAL DATA


                      SELECTED CONSOLIDATED FINANCIAL DATA
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                         Year Ended December 31,
                                          ----------------------------------------------------------
                                             1999        1998       1997        1996       1995
                                          ----------------------------------------------------------
STATEMENT OF OPERATIONS DATA (1)
Total revenues                              $ 301,426  $ 199,152   $ 181,323   $104,119    $ 51,502
Net income (loss) (2)                       $  30,004  $   2,733   $ (84,692)  $ 24,328    $(35,778)
Net income (loss) per share (2):
          Basic                             $    0.68  $    0.06   $   (1.93)  $   0.68    $  (1.53)
          Diluted                           $    0.66  $    0.06   $   (1.93)  $   0.60    $  (1.53)

BALANCE SHEET DATA (1)
Cash, cash equivalents and
     short-term investments                 $ 274,413  $ 269,412   $ 385,221  $ 240,345    $ 67,820
Working capital                             $ 255,925  $ 248,237   $ 392,870  $ 219,864    $ 59,105
Total assets                                $ 883,474  $ 825,459   $ 774,880  $ 504,670    $143,997
Long-term obligations                       $ 354,154  $ 352,839   $ 297,064  $   6,670    $ 15,427
Shareholders' equity                        $ 441,739  $ 410,372   $ 429,277  $ 443,577    $109,097


(1) Selected Consolidated Financial Data reflect various product rights and company acquisitions, including Maxipime and Azactam (1999), Myambutol
         (1998), Nasarel and Nasalide (1997), the Entex product line, Ceclor CD and Keftab-Registered Trademark- (1996), and HealthScript (1995). See note 4 of the notes to consolidated financial statements.

(2) In 1999, Dura incurred a $3.5 million charge for the settlement of the Scandipharm litigation (see note 13 of the notes to the consolidated financial statements). In 1998, 1997 and 1995, Dura incurred charges for acquired in-process technology, purchase options and other nonrecurring items totaling $29.3 million, $137.6 million and $43.8 million, respectively, as described in note 12 of the notes to consolidated financial statements. In addition, the nonrecurring consolidation of DJ Pharma, Inc.'s operations in 1998 reduced net income by $4.9 million. If these charges were excluded, Dura would have reported net income of $32.4 million, or $0.73 per share (basic) and $0.71 per share (diluted) for 1999, net income of $25.5 million, or $0.55 per share (basic) and $0.53 per share (diluted) for 1998, net income of $47.4 million, or $1.08 per share (basic) and $0.99 per share (diluted) for 1997, and $8.0 million, or $0.34 per share (basic) and $0.28 per share (diluted) for 1995.

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

OVERVIEW

We are engaged in developing and marketing prescription pharmaceutical products for the treatment of respiratory conditions and infectious diseases. We execute our business strategy by (1) acquiring currently marketed or late-stage development products, and companies developing or marketing such pharmaceuticals, to support our presence in high-prescribing physicians' offices and the hospital market, and (2) developing Spiros-Registered Trademark-, a pulmonary drug delivery system for both topical anD systemic delivery of medications. We currently sell 10 prescription product lines and also own a separate mail service pharmacy, Health Script Pharmacy Services, Inc., which dispenses respiratory pharmaceuticals. Our operations are divided into two business segments: (1) Pharmaceutical Products and (2) Research and Development. The Pharmaceutical Products segment markets prescription pharmaceutical products for the treatment of respiratory conditions and infectious diseases. The Research and Development segment manages the development of Spiros. Each of the Company's segments operates solely within the United States.

The following table summarizes total revenues and operating income (loss) by segment for 1999, 1998, and 1997 (in thousands):


                                                             PHARMACEUTICAL    RESEARCH AND
                                                                PRODUCTS        DEVELOPMENT      CONSOLIDATED
         Total revenues                          1999         $ 232,589         $  68,837         $ 301,426
                                                 1998         $ 138,025         $  61,127         $ 199,152
                                                 1997         $ 151,850         $  29,473         $ 181,323

         Operating income (loss)                 1999         $  37,458         $  11,599         $  49,057
                                                 1998         $ (20,600)        $  13,191         $  (7,409)
                                                 1997         $  43,965         $(121,982)        $ (78,017)


During 1998, we made significant acquisitions of product rights and licenses that impact the comparability of the Company's operations for the years ended December 31, 1999, 1998 and 1997. On December 31, 1998, we acquired exclusive U.S. distribution rights for the patented hospital antibiotic products Maxipime (cefepime hydrochloride) for Injection and Azactam (aztreonam) for Injection from Bristol-Myers Squibb Company. The Company began selling these products effective January 1, 1999. In August 1998, we acquired from an affiliate of American Home Products exclusive U.S. marketing rights to the single-source tuberculosis drug Myambutol (ethambutol hydrochloride).

RESULTS OF OPERATIONS

The following table summarizes our results of operations for 1999, 1998, and 1997 (in thousands, except per share amounts):


                                                 1999             1998            1997
                                                 ----             ----            ----
Total revenues                                $ 301,426        $ 199,152       $ 181,323
Operating income (loss)                          49,057           (7,409)        (78,017)
Net income (loss)                                30,004            2,733         (84,692)
Earnings (loss) per share (diluted)                0.66             0.06           (1.93)


NET INCOME

Net income for 1999 was $30 million, or $0.66 per diluted share, which included a $3.5 million pre-tax charge in other expense for settling all litigation with Scandipharm, Inc. Net income for 1998 was $2.7 million, or $0.06 per diluted share, which included a pre-tax charge totaling $29.3 million for the write-down of product rights whose values we deemed impaired, as well as the $4.9 million after-tax impact of consolidating the operations of DJ Pharma. Net loss for 1997 was $84.7 million, or $1.93 per diluted share, which included pre-tax charges totaling $137.6 million for acquired in-process technology, purchase options and other nonrecurring items. If these charges were excluded, we would have reported net income of $32.4 million, or $0.71 per diluted share, for 1999, net income of $25.5 million, or $0.53 per diluted share, for 1998, and net income of $47.4 million, or $0.99 per diluted share, for 1997. See notes 6, 11 and 12 of the notes to the consolidated financial statements for further discussion of these charges. Other factors that affected net income are discussed below.

SALES AND GROSS PROFIT

Sales for 1999 increased $95.6 million, or 70%, over 1998. This increase is due primarily to sales of Maxipime and Azactam, which we acquired in December 1998 and began selling effective January 1999, as well as increases in the sales of our promoted products Ceclor CD and Nasarel. Gross profit, or sales less cost of sales, for 1999 increased $79 million, or 74%, over 1998 as a result of thie increase in sales in 1999. Gross profit as a percentage of sales increased to 80% in 1999 compared to 79% in 1998 and 1997. Sales in 1998 decreased $14.3 million, or 9%, from 1997 due primarily to a decline in sales of some of our cough, cold and allergy products, partially offset by an increase in sales of Myambutol, acquired in August 1998. Gross profit for 1998 decreased $11.5 million, or 10%, from 1997 as a result of the decrease in sales in 1998.

CONTRACT REVENUE

Contract revenue relates primarily to amounts received by us for development work we perform on our Spiros pulmonary drug delivery system, as well as milestone and technology access payments, under agreements with Spiros Corp. II and Lilly. Contract revenues for 1999 were $69.7 million, of which $55.5 million was from Spiros Corp. II, as compared to $63 million, of which $47.8 million was from Spiros Corp. II, for 1998. Contract revenues for 1998 increased $32.1 million, or 104%, over 1997 due to increased development activity conducted under the agreements discussed above. Contract revenues totaled $25.9 million from Spiros Development Corporation and Spiros Corp. II in 1997. Contract revenues may fluctuate from period to period based on the level of research funding received as well as the achievement of milestones and receipt of technology access payments from our partners. See "Liquidity and Capital Resources" below and note 6 of the notes to the consolidated financial statements for discussion of the Company's March 2000 definitive merger agreement with Spiros Corp. II. The merger with Spiros Corp. II, if completed, will likely result in a significant reduction of our contract revenue even though we will continue to incur the related development costs.

CLINICAL, DEVELOPMENT AND REGULATORY EXPENSES

Clinical, development and regulatory expenses increased $9.1 million, or 21%, from 1998 to 1999 and increased $18.6 million, or 74% from 1997 to 1998 due to increased development activity conducted under the agreements covering the use of various compounds with Spiros as discussed above.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for 1999 increased $42 million, or 46%, over 1998 but decreased as a percentage of total revenues from 46% in 1998 to 44% in 1999. The dollar increase is primarily due to costs incurred to expand our field sales force (increase of $41.9 million), higher marketing costs relating to our recently acquired products (increase of $3.4 million) and costs related to general corporate activities (increase of $2.9 million). The increases were offset by the $6 million impact of the consolidation of DJ Pharma into our 1998 financial statements as described in note 11 of the notes to the consolidated financial statements. Selling, general and administrative expenses for 1998 increased $38.6 million, or 73%, over 1997 and increased as a percentage of total revenues to 46% for 1998 from 29% for 1997. The dollar and percentage increases are primarily due to costs incurred to expand our field sales force (increase of $27.6 million), costs related to general corporate activities (increase of $4.2 million) and the consolidation of DJ Pharma into our 1998 financial statements (increase of $6 million). For both 1999 and 1998, the expansion of our sales force was in response to the acquisition of distribution rights to new products as well as to increase the promotion of certain existing products in our portfolio.

PRODUCT RIGHTS AMORTIZATION

Product rights amortization for 1999 increased $7.4 million, or 58%, over 1998, and increased as a percentage of total revenues from 6% in 1998 to 7% in 1999. The dollar and percentage increases are due to the purchase of Myambutol in August 1998, as well as the purchases of Maxipime and Azactam on December 31, 1998. Product rights amortization for 1998 increased $1.2 million, or 10%, over 1997, and remained consistent as a percentage of total revenues at 6% in 1997 and 1998. The dollar increase is due to the purchase of Myambutol in August 1998 and the purchases of Nasarel and Nasalide in May 1997.

INTEREST INCOME

Interest income for 1999 decreased $4.4 million, or 20%, from 1998 due to lower balances of cash, cash equivalents and short-term investments during 1999 resulting from the acquisition of product rights and the repurchase of shares of our common stock in the second half of 1998. Interest income for 1998 increased $3.8 million, or 21%, over 1997. The increase is due to higher balances of cash, cash equivalents and short-term investments during 1998 resulting primarily from the investment of the net proceeds of our notes offering completed in the third quarter of 1997.

INTEREST EXPENSE

Interest expense for 1999 increased $6.1 million, or 51%, over 1998 due to interest on obligations incurred in connection with the acquisition of product rights completed in the second half of 1998. Interest expense for 1998 increased $6.2 million, or 107%, over 1997 due to interest expense on our notes offering which we completed in the third quarter of 1997.

PROVISION FOR INCOME TAXES

Our effective tax rate was 32% for 1999, as compared to a tax benefit of $907,000 on pre-tax income of $1.8 million for 1998. The 1999 effective tax rate is mainly attributable to the realization of research and development credits and the utilization of net operating loss carryforwards. The primary reason for recognizing a tax benefit in 1998 in spite of achieving pre-tax earnings was the availability of federal research and development and other tax credits. A significant portion of the nonrecurring charges incurred in 1997 was not deductible for tax purposes. As such, an $18.8 million tax provision was recorded despite incurring a pre-tax loss. Excluding the impact of nonrecurring charges, our effective tax rate for 1997 was 34%.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and short-term investments increased by $5 million from $269.4 million at December 31, 1998 to $274.4 million at December 31, 1999. Working capital increased by $7.7 million from $248.2 million at December 31, 1998 to $255.9 million at December 31, 1999.

We have outstanding $287.5 million principal amount of notes due July 15, 2002 with interest payable semiannually at a coupon rate of 3.5%. The notes are convertible, at the option of the holder, into shares of common stock at any time prior to maturity or redemption at a conversion price of $50.635 per share.

In addition to the notes, as of December 31, 1999, we had outstanding an aggregate of $68.5 million in current and other long-term obligations related to our product acquisitions, of which $1.9 million is to be paid during the next 12 months. As of December 31, 1999, additional payments totaling approximately $140 million, estimated based on historical sales levels of the related products, are contingent upon the levels of future sales of certain products, and approximately $70 million are contingent upon the continued absence of competing formulations of certain products as defined in the respective agreements. Such contingent amounts are payable through 2004, including approximately $48 million contingently due within the next 12 months.

We have entered into various agreements with Spiros Corp. II for the development of Spiros with certain compounds including beclomethasone and budesonide. In 1997, we licensed the use of these and other compounds with Spiros to Spiros Corp. II on an exclusive basis. We have the right to purchase all, but not less than all, of the then outstanding shares of Spiros Corp. II callable common stock at predetermined prices. In addition, we have the right to acquire from Spiros Corp. II the exclusive rights for the use of Spiros with albuterol and for the use of Spiros with a second product other than albuterol. Both the stock purchase option and the product purchase option expire the earlier of December 31, 2002 or upon the use of substantially all of Spiros Corp. II's funds.

Spiros Corp. II has engaged us to develop the Spiros products under license from us. We record contract revenue for payments from Spiros Corp. II for development costs we incur on its behalf and for technology access fees. Contract revenues from Spiros Corp. II totaled $55.5 million for the year ended December 31, 1999. Based on the current development plan of Spiros Corp. II, we expect that it will expend all of its existing cash during the second half of 2000. Further, we do not believe that Spiros Corp. II's existing funds will be sufficient to complete the development of any Spiros product.

In March 2000 we entered into a merger agreement to acquire Spiros Corp. II. Under the agreement, for each share of callable common stock Spiros Corp. II shareholders will receive $13.25 in cash and one five-year warrant to purchase a fractional share of our common stock at $17.94 per share, which represents a 25% premium over the average closing price of our common stock for the ten trading days prior to the date of the merger agreement. The exact fraction of a share of our common stock purchasable under the warrant will be determined based on the average closing price of our common stock for the ten trading days prior to the vote of the Spiros Corp. II shareholders on the merger and will result in a calculated Black-Scholes value for each warrant of between $3.22 and $1.81. The total consideration for the merger as of the date of the merger agreement was calculated to be $100.8 million, or $15.75 per share of callable common stock. Closing of the transaction is subject to Hart-Scott-Rodino clearance, effectiveness of the registration statement for our warrants, and Spiros Corp. II shareholder approval. We have received voting agreements in favor of the merger from holders of approximately 22% of Spiros Corp. II's outstanding callable common stock. A special committee of independent members of the Spiros Corp. II's board, formed in December 1999 to evaluate strategic alternatives for Spiros Corp. II, has approved the merger agreement and is recommending that the Spiros Corp. II shareholders approve the merger.

The discontinuation of contract revenue from Spiros Corp. II due to the acquisition of its stock by us would significantly reduce our earnings as well as cash generated from operating activities. In addition, we expect that a charge for acquired in-process technology will be recovered in the period in which the merger is effected.

We anticipate that our existing capital resources and cash generated from operations will be sufficient to finance our operations through at least the next 12 months. Product or company acquisitions or in-licensing opportunities, however, may require significant additional capital resources. Such additional capital resources may not be available when needed or on terms acceptable to us. We are actively pursuing the acquisition of rights to products and/or companies that may require the use of substantial capital resources; however, there are no present agreements or commitments for any such acquisitions.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We invest our excess cash and short-term investments in U.S. government and corporate debt securities with high quality credit ratings and maturities of less than two years. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our investments and, therefore, impact our cash flows and results of operations. At December 31, 1999, we had outstanding subordinated notes totaling $287.5 million, which mature in July 2002. The notes have a fixed interest rate of 3 1/2 percent. Accordingly, while changEs in interest rates may affect the fair market value of the notes, they do not impact our cash flows or results of operations. As of December 31, 1999, the notes had a fair market value of $234.3 million. We are not exposed to risks for changes in foreign currency exchange rates, commodity prices, or any other market rates.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Index to consolidated financial statements below for a list of the financial statements included in this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) Identification of Directors. The information under the caption "Election of Directors," appearing in the Proxy Statement to be filed for our 2000 Annual Meeting of Shareholders, is incorporated herein by reference.

(b) Identification of Executive Officers. The information under the caption "Executive Officers," appearing in the Proxy Statement to be filed for our 2000 Annual Meeting of Shareholders, is incorporated herein by reference.

(c) Compliance with Section 16(a) of the Exchange Act. The information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance," appearing in the Proxy Statement to be filed for our 2000 Annual Meeting of Shareholders, is incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION

The information under the heading "Executive Compensation and Other Information" appearing in the Proxy Statement to be filed for our 2000 Annual Meeting of Shareholders, is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information under the headings "Principal Stockholders" and "Security Ownership of Management," appearing in the Proxy Statement to be filed for our 2000 Annual Meeting of Shareholders, is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information under the headings "Election of Directors," "Executive Compensation and Other Information" and "Certain Relationships and Related Transactions," appearing in the Proxy Statement to be filed for our 2000 Annual Meeting of Shareholders, is incorporated herein by reference.


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

(a) 3. EXHIBITS


     Exhibit No.     Description
     ----------      -----------
11)     3.1          Certificate of Incorporation.

17)     3.2          Certificate of Amendment of Certificate of Incorporation,
                     effective May 21, 1998.

17)     3.3          Certificate of Designation of Series A Junior Participating
                     Preferred Stock.

11)     3.4          Bylaws.

18)     4.1          Specimen Common Stock Certificate.

12)     4.2          Indenture, including form of Note, dated July 30,
                     1997, between the Company and Chase Manhattan Bank
                     and Trust Company, successor to Chase Trust Company
                     of California, as trustee, with respect to the 3 1/2%
                     Convertible Subordinated Notes due 2002.

12)     4.3          Form of 3 1/2% Convertible Subordinated Note
                     (included in Exhibit 4.2).

13)     4.4          Warrant Agreement dated December 22, 1997 between the
                     Company and ChaseMellon Shareholder Services, L.L.C.,
                     as warrant agent, including form of SDCII Warrant.

3)      4.5          Form of Series W Warrant.

6)      4.6          Form of Series S Warrant.

16)     4.7          Rights Agreement, dated as of May 21, 1998, between
                     the Company and ChaseMellon Shareholder Services,
                     L.L.C., which includes the form of Certificate of
                     Designation for the Series A Junior Participating
                     Preferred Stock as Exhibit A, the form of Rights
                     Certificate as Exhibit B and the Summary of Rights to
                     Purchase Series A Junior Preferred Stock as Exhibit
                     C.

22)     4.8          First Amendment to the Rights Agreement dated
                     December 10, 1998 between the Company and ChaseMellon
                     Shareholder Services, L.L.C.

        4.9          Specimen SDCII Warrant.

1)      10.1         License Agreement dated June 1, 1990 between the
                     Company and Mark B. Mecikalski, M.D. (with certain
                     confidential portions omitted).

12) +   10.2         Form of Indemnification Agreement between the Company
                     and each of its directors.

12) +   10.3         Form of Indemnification Agreement between the Company
                     and each of its officers.



18) +   10.4         1992 Stock Option Plan, as amended and restated.

14) +   10.5         Form of Notice of Grant of Stock Option.

14) +   10.6         Form of Stock Option Agreement.

2) +    10.7         Employment letter agreement dated May 7, 1990 between
                     the Company and Cam L. Garner.

4)      10.8         Assignment Agreement dated March 12, 1993 between the
                     Company and Mark B. Mecikalski, M.D. (with certain
                     confidential portions omitted).

5)      10.9         Technology Access License and Royalty Agreement dated
                     September 5, 1994 between Elan Corporation, plc and the
                     Company (with certain confidential portions omitted).

6)      10.10        Investors' Rights Agreement dated December 29, 1995
                     between the Company and the investors listed on
                     Schedule A thereto.

7)      10.11        Agreement for Purchase and Sale of Assets dated June
                     17, 1996 between the Company and Procter & Gamble
                     Pharmaceuticals, Inc. (with certain confidential portions
                     omitted) re: Entex-Registered Trademark-.

8)      10.12        Licensing Agreement dated August 21, 1996
                     between the Company and Eli Lilly and
                     Company (with certain confidential portions
                     omitted) re: Ceclor-Registered Trademark-CD
                     and Keftab-Registered Trademark-.

9)      10.13        Manufacturing Agreement dated August 21, 1996
                     between the Company and Eli Lilly and Company (with
                     certain confidential portions omitted) re:
                     Ceclor-Registered Trademark- CD and Keftab-Registered
                     Trademark-.

11)     10.14        Business Loan Agreement dated April 14, 1997 between
                     the Company and Bank of America National Trust and
                     Savings Association.

10)     10.15        Syntex Asset Purchase Agreement dated March 27, 1997
                     between the Company and Syntex (USA), Inc. re:
                     Nasarel-Registered Trademark-and Nasalide-Registered
                     Trademark-.

10)     10.16        SPIL Asset Purchase Agreement dated March 27, 1997
                     between the Company and Syntex Pharmaceuticals
                     International Limited re: Nasarel-Registered
                     Trademark-and Nasalide-Registered Trademark-.

12)     10.17        Amendment No. 1 to Business Loan Agreement dated May
                     8, 1997 between the Company and Bank of America
                     National Trust and Savings Association.

12)     10.18        Amendment No. 2 to Business Loan Agreement dated July
                     30, 1997 between the Company and Bank of America
                     National Trust and Savings Association.

15)     10.19        Amendment No. 3 to Business Loan Agreement dated
                     October 28, 1997 between the Company and Bank of
                     America National Trust and Savings Association.

15) +   10.20        Deferred Compensation Plan.

13)     10.21        Technology License Agreement dated December 22, 1997
                     between the Company, Dura Delivery Systems, Inc., Spiros
                     Development Corporation and Spiros Development Corporation
                     II, Inc.

13)     10.22        Development Agreement dated December 22, 1997 between
                     the Company and Spiros Development Corporation II,
                     Inc.



13)     10.23        Albuterol and Product Option Agreement dated December
                     22, 1997 between the Company and Spiros Development
                     Corporation II, Inc.

13)     10.24        Manufacturing and Marketing Agreement dated December
                     22, 1997 between the Company and Spiros Development
                     Corporation II, Inc.

13)     10.25        Services Agreement dated December 22, 1997 between
                     the Company and Spiros Development Corporation II,
                     Inc.

15) +   10.26        Employment letter agreement dated May 1, 1996 between
                     the Company and David S. Kabakoff.

18)     10.27        Amendment No. 4 to Business Loan Agreement dated June
                     25, 1998 between the Company and Bank of America
                     National Trust and Savings Association.

19)     10.28        Amendment No. 5 to Business Loan Agreement dated
                     October 12, 1998 between the Company and Bank of
                     America National Trust and Savings Association.

19)     10.29        Amendment No. 6 to Business Loan Agreement dated
                     November 13, 1998 between the Company and Bank of
                     America National Trust and Savings Association.

19) +   10.30        Employment letter agreement dated July 1, 1998
                     between the Company and Robert S. Whitehead.

19) +   10.31        Notice of Grant of Stock Option dated July 10, 1998
                     between the Company and Robert S. Whitehead.

20)     10.32        Distribution Agreement for Maxipime-Registered
                     Trademark- and Azactam-Registered Trademark- dated
                     December 21, 1998 between the Company and
                     Bristol-Myers Squibb Company (with certain
                     confidential portions omitted).

20)     10.33        Supply Agreement for Maxipime-Registered
                     Trademark-and Azactam-Registered Trademark-dated
                     December 21, 1998 between the Company and
                     Bristol-Myers Squibb Company (with certain
                     confidential portions omitted).

21)     10.34        Amendment No. 7 to Business Loan Agreement dated
                     December 31, 1998 between the Company and Bank of
                     America National Trust and Savings Association.

        10.35        Amendment No. 8 to Business Loan Agreement dated
                     April 30, 1999 between the Company and Bank of
                     America National Trust and Savings Association.

        10.36        Amendment No. 9 to Business Loan Agreement dated June
                     30, 1999 between the Company and Bank of America
                     National Trust and Savings Association.

        10.37 Amended and Restated Purchase & License Agreement dated January 25, 1999 between the Company, DJ
                     Pharma, Inc., and Dura (Bermuda) Trading Company Ltd.
                     re: Keftab-Registered Trademark-, Rondec-Registered
                     Trademark-, & CCA products * (with certain confidential portions omitted).

        10.38        Amendment No. 1 to Amended and Restated Purchase &
                     License Agreement dated December 30, 1999 between the
                     Company, DJ Pharma, Inc., and Dura (Bermuda) Trading
                     Company Ltd. * (with certain confidential portions omitted).

+       10.39        Board of Directors Deferred Compensation Plan



        10.40        Form of Executive Change of Control Severance
                     Agreement dated January 1, 2000 between the Company and each of its officers.

        11           Statements Re Computations of Net Income (Loss) Per Share.

        21           Subsidiaries of the Registrant

        23           Independent Auditors' Consent.

        24           Power of Attorney (See signature page).

        27           Financial Data Schedule for the year ended December 31, 1999.


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

6) Incorporated by reference to the Company's Form 8-K, dated December 29, 1995, as amended.

7)   Incorporated by reference to the Company's Form 8-K, dated July 3, 1996.

8) Incorporated by reference to the Company's Form 8-K, dated September 5, 1996, as amended.

9) Incorporated by reference to the Company's Form 10-K for the year ended December 31, 1996.

10)  Incorporated by reference to the Company's Form 8-K, dated May 7, 1997.

11) Incorporated by reference to the Company's Form 10-Q for the quarter ended June 30, 1997.

12) Incorporated by reference to the Company's Form 10-Q for the quarter ended September 30, 1997.

13)  Incorporated by reference to the Company's Form 8-K, dated December 19,
     1997.

14) Incorporated by reference to the Company's Registration Statement on Form S-8 (No. 333-34551), filed August 28, 1997.

15) Incorporated by reference to the Company's Form 10-K for the year ended December 31, 1997.

16)  Incorporated by reference to the Company's Form 8-K, dated May 21, 1998.

17) Incorporated by reference to the Company's Registration Statement on Form 8-A, filed May 22, 1998.

18) Incorporated by reference to the Company's Form 10-Q for the quarter ended June 30, 1998.

19) Incorporated by reference to the Company's Form 10-Q for the quarter ended September 30, 1998.

20)  Incorporated by reference to the Company's Form 8-K, dated January 1, 1999.

21) Incorporated by reference to the Company's Form 10-K for the year ended December 31, 1998.

22) Incorporated by reference to the Company's Form 8-A/A, dated December 10, 1998.

+    Management contract or compensation plan or arrangement.


* Certain confidential portions of this Exhibit were omitted by means of marking such portions with an asterisk (the "Mark"). This Exhibit has been filed with the Secretary of the Commission without the Mark pursuant to the Company's application requesting confidential treatment under Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

(b)      REPORTS ON FORM 8-K

None.

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

Date:      MARCH  28, 2000           DURA PHARMACEUTICALS, INC.

                                     By:   /s/ Cam L. Garner
                                           ------------------------------------
                                           Cam L. Garner,
                                           Chairman and Chief Executive Officer

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


Signature                                                   Title                              Date
---------                                                   -----                              ----

/s/ Cam L. Garner                                       Chairman and                     MARCH 28, 2000
----------------------------------------           Chief Executive Officer
(Cam L. Garner)                                 (Principal Executive Officer)


/s/ Michael T. Borer                              Senior Vice President and              MARCH 28, 2000
----------------------------------------           Chief Financial Officer
(Michael T. Borer)                         (Principal Financial and Accounting Officer)


/s/ James C. Blair, PH.D.                                 Director                       MARCH 28, 2000
----------------------------------------
(James C. Blair, Ph.D.)


/s/ Herbert J. Conrad                                     Director                       MARCH 28, 2000
----------------------------------------
(Herbert J. Conrad)


/s/ Joseph C. Cook, Jr.                                   Director                       MARCH 28, 2000
----------------------------------------
(Joseph C. Cook, Jr.)


/s/ David F. Hale                                         Director                       MARCH 28, 2000
----------------------------------------
(David F. Hale)


/s/ F. Richard Nichol, Ph.D.                              Director                       MARCH 28, 2000
----------------------------------------
(F. Richard Nichol, Ph.D.)


/s/ Gordon V. Ramseier                                    Director                       MARCH 28, 2000
----------------------------------------
(Gordon V. Ramseier)


/s/ Charles G. Smith, Ph.D.                              Director                       MARCH 28, 2000
----------------------------------------
(Charles G. Smith, Ph.D.)


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                  Consolidated Balance Sheets...............................................F-1

                  Consolidated Statements of Operations.....................................F-2

                  Consolidated Statements of Cash Flows.....................................F-3

                  Consolidated Statements of Shareholders' Equity...........................F-4

                  Notes to Consolidated Financial Statements................................F-5

                  Independent Auditors' Report ............................................F-20


--------------------------------------------------------------------------------
DURA PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)
--------------------------------------------------------------------------------


                                                                                                DECEMBER 31,
                                                                                        -------------------------------
                                                                                            1999            1998
-----------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                                                             $     63,631    $     31,113
  Short-term investments                                                                     210,782         238,299
  Accounts and other receivables                                                              44,632          24,627
  Inventory                                                                                   12,938           9,006
  Other current assets                                                                        11,523           7,440
-----------------------------------------------------------------------------------------------------------------------
     Total current assets                                                                    343,506         310,485

License agreements and product rights                                                        389,631         377,250
Property                                                                                      93,333          85,374
Other assets                                                                                  57,004          52,350
-----------------------------------------------------------------------------------------------------------------------
Total                                                                                   $    883,474    $    825,459
                                                                                        ===============================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                      $     11,411    $       8,893
  Accrued liabilities                                                                         74,305           46,557
  Current portion of long-term obligations                                                     1,865            6,798
-----------------------------------------------------------------------------------------------------------------------
     Total current liabilities                                                                87,581           62,248

Convertible subordinated notes                                                               287,500          287,500
Other long-term obligations                                                                   66,654           65,339
-----------------------------------------------------------------------------------------------------------------------
     Total liabilities                                                                       441,735          415,087
-----------------------------------------------------------------------------------------------------------------------

Commitments and contingencies (Notes 4, 6, 8 and 13)

Shareholders' equity:
  Preferred stock, par value $.001, shares authorized - 5,000,000;
    no shares issued or outstanding
  Common stock, par value $.001, shares authorized - 200,000,000;
    issued and outstanding - 44,239,660 (1999) and 44,083,652 (1998)                              44               44
  Additional paid-in capital                                                                 579,929          580,210
  Accumulated other comprehensive income (loss)                                               (1,230)             454
  Warrant subscriptions receivable                                                            (6,057)          (9,385)
  Accumulated deficit                                                                       (130,947)        (160,951)
-----------------------------------------------------------------------------------------------------------------------
     Total shareholders' equity                                                              441,739          410,372
-----------------------------------------------------------------------------------------------------------------------
Total                                                                                   $    883,474    $     825,459
                                                                                        ===============================


See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------
DURA PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------


                                                                                   YEAR ENDED DECEMBER 31,
                                                                         -----------------------------------------------
                                                                             1999            1998            1997
------------------------------------------------------------------------------------------------------------------------
Revenues:
  Sales                                                                  $   231,776     $   136,193     $   150,476
  Contract                                                                    69,650          62,959          30,847
------------------------------------------------------------------------------------------------------------------------
     Total revenues                                                          301,426         199,152         181,323
------------------------------------------------------------------------------------------------------------------------
Operating costs and expenses:
  Cost of sales                                                               45,839          29,263          32,081
  Clinical, development and regulatory                                        52,977          43,876          25,288
  Selling, general and administrative                                        133,311          91,283          52,728
  Product rights amortization                                                 20,242          12,807          11,604
  Charges for acquired in-process technology, purchase
    options and other nonrecurring items (Note 12)                                            29,332         137,639
------------------------------------------------------------------------------------------------------------------------
     Total operating costs and expenses                                      252,369         206,561         259,340
------------------------------------------------------------------------------------------------------------------------

Operating income (loss)                                                       49,057          (7,409)        (78,017)
------------------------------------------------------------------------------------------------------------------------
Other:
  Interest income                                                             17,363          21,780          17,960
  Interest expense                                                           (18,175)        (12,059)         (5,816)
  Other - net                                                                 (3,797)           (486)            (14)
------------------------------------------------------------------------------------------------------------------------
     Total other                                                              (4,609)          9,235          12,130
------------------------------------------------------------------------------------------------------------------------

Income (loss) before income taxes                                             44,448           1,826         (65,887)
Provision (benefit) for income taxes                                          14,444            (907)         18,805
------------------------------------------------------------------------------------------------------------------------

Net income (loss)                                                        $    30,004     $     2,733     $   (84,692)
                                                                         ===============================================
Net income (loss) per share:
  Basic                                                                  $      0.68     $      0.06     $     (1.93)
  Diluted                                                                $      0.66     $      0.06     $     (1.93)

Weighted average number of common shares:
  Basic                                                                       44,132          46,028          43,828
  Diluted                                                                     45,672          47,809          43,828


See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------
DURA PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                                       YEAR ENDED DECEMBER 31,
                                                                          ---------------------------------------------------
                                                                                    1999              1998            1997
-----------------------------------------------------------------------------------------------------------------------------
Operating activities:
      Net income (loss)                                                          $  30,004        $   2,733        $ (84,692)
      Adjustments to reconcile net income (loss) to net cash
        provided by (used for) operating activities:
        Depreciation and amortization                                               32,058           20,454           15,209
        Noncash portion of charges for acquired in-process
          technology, purchase options and other                                                     29,332           49,146
        Changes in assets and liabilities:
          Accounts and other receivables                                           (20,005)          16,360          (16,040)
          Inventory                                                                 (3,758)           6,195           (7,739)
          Other assets                                                               7,254          (21,776)          (5,215)
          Accounts payable and accrued liabilities                                  27,952            9,956           35,574
-----------------------------------------------------------------------------------------------------------------------------
               Net cash provided by (used for) operating activities                 73,505           63,254          (13,757)
-----------------------------------------------------------------------------------------------------------------------------

Investing activities:
      Sales and maturities of short-term investments                               300,110          385,570          177,367
      Purchases of short-term investments                                         (274,277)        (310,374)        (381,127)
      Capital expenditures                                                         (17,420)         (42,201)         (24,079)
      Company and product acquisitions                                             (40,557)        (107,827)         (76,973)
      Other                                                                         (5,531)          (6,250)          (1,514)
-----------------------------------------------------------------------------------------------------------------------------
               Net cash used for investing activities                              (37,675)         (81,082)        (306,326)
-----------------------------------------------------------------------------------------------------------------------------

Financing activities:
      Issuance of common stock and warrants                                          4,519            7,164            9,310
      Issuance of convertible subordinated notes - net                                                               278,175
      Repurchase of common stock                                                      (831)         (27,226)
      Principal payments on long-term obligations                                   (7,000)          (3,000)         (26,500)
-----------------------------------------------------------------------------------------------------------------------------
               Net cash provided by (used for) financing activities                 (3,312)         (23,062)         260,985
-----------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                32,518          (40,890)         (59,098)
Cash and cash equivalents at beginning of year                                      31,113           72,003          131,101
-----------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                         $  63,631        $  31,113        $  72,003
                                                                          ===================================================

Supplemental disclosure of cash flow information:
      Cash paid during the year for:
        Interest (net of amounts capitalized)                                    $  10,140        $   9,706
        Income taxes                                                             $   4,506        $   7,418        $   6,578


See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------
DURA PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

                                                                      COMMON STOCK       ADDITIONAL                  ACCUMULATED
                                                                ------------------------   PAID-IN   COMPREHENSIVE   OTHER COMP.
                                                                   SHARES      AMOUNT      CAPITAL      INCOME          INCOME
---------------------------------------------------------------------------------------------------------------------------------
 Balance, January 1, 1997                                             43,184  $ 525,350                                 $ (38)

 Exercise of stock options and warrants                                1,527      6,028      $ 1,444
 Issuance of par value $.001 common stock in connection with
     reincorporation                                                           (531,333)     531,333
 Issuance of common stock in connection with the purchase of
     Spiros Corp. callable common stock                                  897          1       43,728
 Collections on warrant subscriptions receivable
 Issuance of common stock warrants                                                            15,130
 Income tax benefit from stock options exercised                                              13,356
 Comprehensive loss:
     Net loss                                                                                           $ (84,692)
     Other comprehensive income:
        Unrealized gain on available-for-sale short-term investments                                          214         214
                                                                                                        ---------
           Comprehensive loss                                                                           $ (84,478)
-----------------------------------------------------------------------------------------------------   ========= ---------------
 Balance, December 31, 1997                                           45,608         46      604,991                      176

 Collections on warrant subscriptions receivable
 Exercise of stock options and warrants                                  803                   4,306
 Repurchase of common stock                                           (2,327)        (2)     (27,226)
 Income tax effect from stock options exercised and collections
     on warrant subscriptions receivable                                                      (1,861)
 Comprehensive income:
     Net income                                                                                         $  2,733
     Other comprehensive income:
        Unrealized gain on available-for-sale short-term investments                                         278          278
           Comprehensive income                                                                         $  3,011
-----------------------------------------------------------------------------------------------------   ========= ---------------
 Balance, December 31, 1998                                           44,084         44      580,210                      454

 Collections on warrant subscriptions receivable
 Exercise of stock options and warrants                                  231                   1,191
 Repurchase of common stock                                              (75)                   (831)
 Income tax effect from stock options exercised and collections
     on warrant subscriptions receivable                                                        (641)
 Comprehensive income:
     Net income                                                                                         $  30,004
     Other comprehensive loss:
        Unrealized loss on available-for-sale short-term investments                                       (1,684)     (1,684)
                                                                                                        ---------
           Comprehensive income                                                                         $  28,320
-----------------------------------------------------------------------------------------------------   ========= ---------------
 Balance, December 31, 1999                                           44,240       $ 44    $ 579,929                 $ (1,230)
                                                                =====================================             ===============




                                                                      WARRANT
                                                                   SUBSCRIPTIONS   ACCUMULATED
                                                                     RECEIVABLE       DEFICIT     TOTAL
                                                                   ------------------------------------
 Balance, January 1, 1997                                             $ (2,743)  $ (78,992)  $ 443,577

 Exercise of stock options and warrants                                                          7,472
 Issuance of par value $.001 common stock in connection with reincorporation
 Issuance of common stock in connection with the purchase of
     Spiros Corp. callable common stock                                                         43,729
 Collections on warrant subscriptions receivable                         3,141                   3,141
 Issuance of common stock warrants                                     (12,650)                  2,480
 Income tax benefit from stock options exercised                                                13,356
 Comprehensive loss:
     Net loss                                                                      (84,692)    (84,692)
     Other comprehensive income:
        Unrealized gain on available-for-sale short-term investments                               214

           Comprehensive loss
-------------------------------------------------------------------------------------------------------
 Balance, December 31, 1997                                            (12,252)   (163,684)    429,277

 Collections on warrant subscriptions receivable                         2,867                   2,867
 Exercise of stock options and warrants                                                          4,306
 Repurchase of common stock                                                                    (27,228)
 Income tax effect from stock options exercised and collections
     on warrant subscriptions receivable                                                        (1,861)
 Comprehensive income:
     Net income                                                                      2,733       2,733
     Other comprehensive income:
        Unrealized gain on available-for-sale short-term investments                               278
           Comprehensive income
-------------------------------------------------------------------------------------------------------
 Balance, December 31, 1998                                             (9,385)   (160,951)    410,372

 Collections on warrant subscriptions receivable                         3,328                   3,328
 Exercise of stock options and warrants                                                          1,191
 Repurchase of common stock                                                                       (831)
 Income tax effect from stock options exercised and collections
     on warrant subscriptions receivable                                                          (641)
 Comprehensive income:
     Net income                                                                     30,004      30,004
     Other comprehensive loss:
        Unrealized loss on available-for-sale short-term investments                            (1,684)

           Comprehensive income
-------------------------------------------------------------------------------------------------------
 Balance, December 31, 1999                                           $ (6,057) $ (130,947)  $ 441,739
                                                                     ==================================


See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   THE COMPANY AND ITS BUSINESS


ORGANIZATION - Dura Pharmaceuticals, Inc. ("Dura" or the "Company") is engaged in developing and marketing prescription pharmaceutical products for the treatment of respiratory conditions and infectious diseases. The Company executes its business strategy by (1) acquiring currently-marketed or late-stage development products, and companies developing or marketing such pharmaceuticals, to support its presence in high-prescribing physicians' offices and the hospital market, and (2) developing Spiros(R), a pulmonary drug delivery system for both topical and systemic delivery of medications.

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Dura and its wholly owned subsidiaries. In addition, the 1998 financial statements include the accounts of DJ Pharma, Inc. (see Note 11). All intercompany transactions and balances are eliminated in consolidation. Certain reclassifications have been made to amounts included in the prior years' financial statements to conform to the presentation for the year ended December 31, 1999.

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

CONCENTRATION OF CREDIT RISK - The Company invests its excess cash in U.S. government securities and debt instruments of financial institutions and corporations with strong credit ratings. The Company has established guidelines to diversify its cash investments and their maturities that are designed to maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates. The Company has not experienced any significant losses on its cash equivalents or short-term investments.

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

PROPERTY - Property is stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets as follows:


         Description                                            Lives
         ------------------------------------------------------ ----------------
         Buildings                                              7-40 years
         Machinery and equipment                                3-10 years
         Furniture and fixtures                                 5-7 years


LICENSE AGREEMENTS AND PRODUCT RIGHTS - The cost of license agreements and product rights are capitalized and amortized on a straight-line basis over the periods estimated to be benefited, ranging from 6 to 25 years.

EVALUATION OF LICENSE AGREEMENTS, PRODUCT RIGHTS AND OTHER INTANGIBLE ASSETS - The Company continually evaluates the carrying value of the unamortized balances of license agreements, product rights and other intangible assets to determine whether any impairment of these assets has occurred or whether any revision to the related amortization periods should be made. This evaluation is based on management's projections of the undiscounted future cash flows associated with each product or underlying business. If management's evaluation were to indicate that the carrying values of these intangible assets were impaired, such impairment would be recognized by a write down of the applicable asset to its estimated fair market value (see Note 12).

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

NET INCOME (LOSS) PER SHARE - The Company presents basic and diluted earnings per share amounts. Basic earnings per share is calculated based on the weighted average number of shares outstanding during the year, while diluted earnings per share also gives effect to all potential dilutive common shares outstanding during each year such as options, warrants, convertible securities and contingently issuable shares. The Company incurred a net loss in 1997 and, as such, the weighted average number of shares used for diluted earnings per share do not include potential dilutive common shares as their inclusion would be antidilutive.

ACCOUNTING FOR STOCK-BASED COMPENSATION - As permitted by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," the Company accounts for costs of stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, the Company discloses the pro forma effect on net income (loss) and related per share amounts using the fair value-based method to account for its stock-based compensation (see Note 9).

3.   SHORT-TERM INVESTMENTS

The following is a summary of short-term investments as of December 31, 1999 and 1998 (in thousands):


                                                                           UNREALIZED     ESTIMATED
                                                               COST      GAINS/(LOSSES)   FAIR VALUE
December 31, 1999:
  U.S. government securities                                    $111,324         $  (964)      $110,360
  U.S. corporate debt securities                                 100,688            (266)       100,422
                                                                --------         -------       --------
Total                                                           $212,012         $(1,230)      $210,782
                                                                ========         =======       ========

December 31, 1998:
  U.S. government securities                                    $ 60,818         $   142       $ 60,960
  U.S. corporate debt securities                                 177,027             312        177,339
                                                                --------         -------       --------
Total                                                           $237,845         $   454       $238,299
                                                                ========         =======       ========


The following is a summary of the amortized cost and estimated fair value of short-term investments by contractual maturity at December 31, 1999 (in thousands):


                                                                        Estimated
                                                           Cost         Fair Value
Due in one year or less                                 $ 134,650       $ 134,195
Due after one year through two years                       77,362          76,587
                                                        ---------       ---------
Total                                                   $ 212,012       $ 210,782
                                                        =========       =========


4.   LICENSE AGREEMENTS AND PRODUCT RIGHTS

The Company has acquired or in-licensed various prescription pharmaceuticals. The following is a summary of license agreements and product rights as of December 31, 1999 and 1998 (in thousands):


                                                                                      AMORTIZATION
                                                              1999          1998         PERIOD
Products - at cost:
  Maxipime-Registered Trademark-/
    Azactam-Registered Trademark-                          $ 130,860    $ 113,909        25 years
  Ceclor-Registered Trademark- CD                             94,377       79,377        25 years
  Nasarel-Registered Trademark-/
    Nasalide-Registered Trademark-                            85,298       85,298        25 years
  Myambutol-Registered Trademark-                             57,657       44,584        20 years
  Entex-Registered Trademark- products                        44,655       44,655        15 years
  Other                                                       21,940       34,423       6-25 years
                                                           ---------     ---------
                                                             434,787      402,246
Less accumulated amortization                                (45,156)     (24,996)
                                                           ---------     ---------
License agreements and product rights                      $ 389,631     $ 377,250
                                                           =========     =========


MAXIPIME/AZACTAM - On December 31, 1998, the Company acquired from Bristol-Myers Squibb Company ("BMS") the exclusive U.S. distribution rights for the patented hospital antibiotic products Maxipime (cefepime hydrochloride) for Injection and Azactam (aztreonam) for Injection. The purchase price consisted of $60 million paid in cash at closing, payments totaling $4 million due in 1999 and a payment of $70 million due in 2003, plus additional contingent payments due from 1999 through 2003 based on sales of Maxipime and Azactam during that period. Contingent payments totaling $10.6 million were made in 1999. Based on historical sales data, the Company estimates that future contingent payments could approximate $100 million in the aggregate.

CECLOR CD - On September 5, 1996, the Company acquired from Eli Lilly and Company exclusive U.S. marketing rights to the patented antibiotics Ceclor CD (cefaclor extended release tablets) and Keftab-Registered Trademark- (cephalexin hydrochloride). The purchase price consisted of $100 million paid in cash at closing. Additional future contingent payments of $15 million per year starting in 1999 and ending in 2003 are subject to Ceclor CD remaining available by prescription only with no competing forms of extended release cefaclor, as defined in the licensing agreement. Keftab, included in "Other" above, was licensed to DJ Pharma in January 1999 (see Note 11).

NASAREL/NASALIDE - On May 7, 1997, the Company acquired from Syntex (USA), Inc. and other members of the Roche Group exclusive U.S. rights to the intranasal steroid products Nasarel and Nasalide (flunisolide) Nasal Solutions 0.025% for $70 million, which was paid in cash at closing. Pursuant to the purchase agreement, contingent payments totaling $5 million in 1997 and $10 million in 1998 were made as the products remained without a competing nasal formulation of flunisolide.

MYAMBUTOL - On August 3, 1998, the Company acquired from an affiliate of American Home Products exclusive U.S. marketing rights to the single-source tuberculosis drug Myambutol. The purchase price consisted of a $33.5 million cash payment made at closing, plus additional payments due through August 2002 contingent upon the amount of net sales of Myambutol during that period. Contingent payments totaling $13.7 million and $4.3 million were made in 1999 and 1998, respectively. Based on historical sales data, the Company estimates that future contingent payments could approximate $40 million in the aggregate.

ENTEX PRODUCTS - On July 3, 1996, the Company acquired from Procter & Gamble Pharmaceuticals, Inc. the worldwide rights to the Entex products, consisting of four prescription upper respiratory drugs. The purchase price of $45 million consisted of $25 million paid in cash at closing and $20 million paid in cash in July 1997.

5.   PROPERTY

The following is a summary of property as of December 31, 1999 and 1998 (in thousands):


                                                             1999          1998
Property - at cost:
  Land                                                     $  4,912      $  4,912
  Buildings                                                  42,759        15,882
  Machinery and equipment                                    39,872        26,082
  Furniture and fixtures                                      4,496         3,059
  Construction-in-progress                                   21,470        46,444
                                                           --------      --------
                                                            113,509        96,379
Less accumulated depreciation and amortization              (20,176)      (11,005)
                                                           --------      --------
Property                                                   $ 93,333      $ 85,374
                                                           ========      ========


The Company is currently constructing a manufacturing facility that will be used to formulate, mill, blend and fill drugs to be used with the Company's Spiros system, pending regulatory approval of Spiros products. Capital expenditures of $19.3 million relating to the facility are included in construction-in-progress at December 31, 1999. The Company completed the construction of a research and development facility in January 1999. Capital expenditures of $25.5 million relating to this facility were included in construction-in-progress at December 31, 1998.

6.   DEVELOPMENT AGREEMENTS

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

SPIROS DEVELOPMENT CORPORATION ("SPIROS CORP.") - On December 29, 1995, Spiros Corp. completed a $28 million private placement to fund the development of Spiros for use with certain compounds. The private placement consisted of 933,334 units comprised of one share of Spiros Corp. callable common stock and a Series S warrant (see Note 8) to purchase 2.4 shares of the Company's common stock. In connection with the private placement, the Company made a $13 million contribution to Spiros Corp. In exchange for the Series S warrants and the $13 million contribution, the Company received the right to purchase all of the Spiros Corp. callable common stock. Spiros Corp. engaged the Company to develop the Spiros Corp. products and provide general management services. During 1997, Dura recorded contract revenues for development and administrative services provided for with Spiros Corp. of $19.3 million.

On December 19, 1997, the Company acquired all of the outstanding callable common stock and options of Spiros Corp. The purchase price of $45.7 million consisted of 896,606 shares of the Company's common stock and a cash payment of $2 million. The net assets acquired included cash of $1 million and in-process technology. The Company concluded, based on an assessment of the additional development, testing and regulatory approvals required, that the commercial viability of the technology had not yet been established. In addition, no alternative future uses of the technology that would not require regulatory approval have been established. As a result of this assessment, the acquired in-process technology of $44.7 million was expensed as a charge in 1997 (see Note 12). Such acquired in-process technology was licensed to Spiros Corp. II upon its formation (see "Spiros Development Corporation II, Inc." below).

SPIROS DEVELOPMENT CORPORATION II, INC. - On December 22, 1997, Spiros Corp. II completed a $101 million public offering of units ("Offering"). Under agreements described below, Spiros Corp. II is using the net proceeds of $94 million from the Offering and a $75 million contribution from Dura to develop Spiros and Spiros applications for use with the drugs albuterol, beclomethasone, budesonide and additional designated compounds ("Compounds"). The Offering consisted of 6,325,000 units sold at $16.00 per unit. Each unit consisted of one share of Spiros Corp. II callable common stock and a warrant ("SDCII warrants") to purchase one-fourth of one share of the Company's common stock. The SDCII warrants are exercisable from January 1, 2000 through December 31, 2002 at an exercise price of $54.84 per share of Dura common stock. As holder of 100% of Spiros Corp. II's special common stock, the Company has the right ("Stock Purchase Option") through December 31, 2002 to purchase all, but not less than all, of the then outstanding shares of Spiros Corp. II callable common stock at predetermined prices. However, the Company is not obligated to purchase such shares of Spiros Corp. II. The purchase price was $24.01 per share (an aggregate of $151.9 million) through December 31, 1999 and increases on a quarterly basis thereafter to a maximum of $45.95 per share (an aggregate of $290.6 million) on December 31, 2002. Such purchase price may be paid, at the Company's option, in cash, shares of the Company's common stock, or any combination of the two. In addition, Dura received an option, through specified dates, to acquire Spiros Corp. II's exclusive rights for the use of Spiros with albuterol and with a second product other than albuterol. A purchase option expense of $75 million, representing the cash contributed to Spiros Corp. II, was recorded in 1997. In 1997, the Company also recorded a warrant subscriptions receivable and corresponding increase in additional paid-in capital of $12.7 million representing the estimated fair market value of the SDCII warrants. At December 31, 1999, the Company had a remaining SDCII warrant subscriptions receivable of $6.1 million.

In connection with the Offering, the Company also entered into certain agreements with Spiros Corp. II which are summarized as follows:

         TECHNOLOGY LICENSE AGREEMENT - Under this agreement, the Company granted to Spiros Corp. II, subject to existing agreements, an exclusive, worldwide, perpetual, royalty-bearing license to use Spiros in connection with the Compounds. In consideration for this license, the Company will receive an annual technology access fee from Spiros Corp. II equal to the greater of 5% of the net sales of Spiros products, or $2 million. Such agreement expires upon the exercise of the Stock Purchase Option.

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

         DEVELOPMENT AGREEMENT - Under this agreement, Spiros Corp. II has engaged the Company to develop the Spiros products and provide general management services to Spiros Corp. II. Dura records contract revenues equal to the amounts due from Spiros Corp. II for services provided less a pro rata amount allocated to the SDCII warrant subscriptions receivable.

During 1999, 1998 and 1997, Dura recorded contract revenues of $55.5 million, $47.8 million and $6.6 million for services provided under the agreements with Spiros Corp. II, for which Dura had a receivable totaling $6.8 million and $4.6 million at December 31, 1999 and 1998, respectively.

In March 2000 the Company entered into a merger agreement to acquire Spiros Corp. II. Under the agreement, for each share of callable common stock Spiros Corp. II shareholders will receive $13.25 in cash and one five-year warrant to purchase a fractional share of Dura's common stock at $17.94 per share, which represents a 25% premium over the average closing price of Dura's common stock for the ten trading days prior to the date of the merger agreement. The exact fraction of a share of Dura's common stock purchasable under the warrant will be determined based on the average closing price of Dura's common stock for the ten trading days prior to the vote of the Spiros Corp. II shareholders on the merger and will result in a calculated Black-Scholes value for each warrant of between $3.22 and $1.81. The total consideration for the merger as of the date of the merger agreement was calculated to be $100.8 million, or $15.75 per share of callable common stock. Closing of the transaction is subject to Hart-Scott-Rodino clearance, effectiveness of the registration statement for Dura's warrants, and Spiros Corp. II shareholder approval. The Company has received voting agreements in favor of the merger from holders of approximately 22% of Spiros Corp. II's outstanding callable common stock. A special committee of independent members of the Spiros Corp. II's board, formed in December 1999 to evaluate strategic alternatives for Spiros Corp. II, has approved the merger agreement and is recommending that the Spiros Corp. II shareholders approve the merger.

The merger is to be accounted for as a purchase and, if completed, will likely result in a significant reduction of contract revenue even though the Company will continue to incur the related development costs. In addition, the Company expects that a charge for acquired in-process technology will be recorded in the period in which the merger is effected.

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

7.   CONVERTIBLE SUBORDINATED NOTES AND OTHER LONG-TERM OBLIGATIONS

CONVERTIBLE SUBORDINATED NOTES - In 1997, the Company issued $287.5 million principal amount of 3 1/2% Convertible Subordinated Notes (the "Notes") due July 15, 2002 with interest payable semiannually. The Notes are convertible, at the option of the holder, into shares of the Company's common stock at any time prior to maturity or redemption at a conversion price of $50.635 per share, subject to adjustment under certain conditions. The Company cannot redeem the Notes prior to July 15, 2000. Thereafter, the Company can redeem the Notes from time to time, in whole or in part, at specified redemption prices. The Notes are unsecured and subordinated to all existing and future senior indebtedness of the Company. The indenture governing the Notes does not restrict the incurrence of senior indebtedness or other indebtedness by the Company. Based on quoted market prices, the fair value of the Notes at December 31, 1999 and 1998 was $234.3 million and $211.3 million, respectively.

OTHER LONG-TERM OBLIGATIONS - Other long-term obligations include $57.5 million (net of current portion of $1.9 million) which relates to the acquisition of license agreements and product rights. Also, as discussed in Note 4, in connection with the acquisition of certain product rights and licenses, the Company may be obligated to make additional payments through 2004 for such products, the amount of which is contingent upon future events. Based on historical sales information on the products and assuming the other events that trigger the payment of additional consideration occur, the total of these future contingent payments could approximate $210 million, including approximately $48 million in 2000.

8.   CAPITAL STOCK

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

TREASURY STOCK - In October 1998, the Board of Directors authorized the Company to purchase up to $50 million of the Company's common stock. At December 31, 1999, the Company had purchased 2,402,500 shares of its common stock at a cost of $28.1 million and reduced its additional paid in capital accordingly.

COMMON STOCK WARRANTS - The following table summarizes common stock warrants outstanding at December 31, 1999 (in thousands, except per share amounts):


                                        WARRANTS     SHARES COVERED    EXERCISE PRICE       EXPIRATION
WARRANT DESCRIPTION                   OUTSTANDING      BY WARRANTS        PER SHARE            DATE
Series W warrants                           240               672            $ 2.38      September 2000
Series S warrants                           700             1,680            $19.47      December 2000
SDCII warrants                            6,325             1,581            $54.84      December 2002
Other                                       200               200            $45.12      December 2002
                                      ---------        ----------
Total outstanding                         7,465             4,133
                                      =========        ==========


9.   STOCK OPTIONS

The Company's 1992 stock option plan (the "Plan") provides for the grant of options to officers and other key employees of the Company, and to certain directors, consultants and independent contractors of the Company, to purchase up to 10,107,360 shares of the Company's common stock. The Plan provides for the automatic issuance of options to purchase 6,000 and 15,000 shares of the Company's common stock to non-employee Board members at the date of each annual shareholders' meeting and upon initial election to the Board of Directors, respectively. Generally, options are to be granted at prices equal to at least 100% of the fair market value of the stock at the date of grant, expire not later than ten years from the date of grant and become exercisable ratably over a four-year period following the date of grant.

The Plan provides that in the event of a corporate transaction, as defined, all outstanding options shall become fully exercisable immediately prior to the effective date of such transaction and shall terminate upon such effective date. The Board of Directors may also grant officers of the Company limited stock appreciation rights in tandem with their outstanding options. In addition, limited stock appreciation rights are granted in connection with all automatic option grants under the Plan. Upon the occurrence of a hostile takeover, as defined, each outstanding option with such a limited stock appreciation right in effect for at least six months will automatically be canceled in return for a cash distribution from the Company in an amount equal to the excess of the takeover price, as defined, over the aggregate exercise price. As of December 31, 1999 and 1998, options to purchase 369,000 and 264,000 shares of common stock, respectively, were outstanding with limited stock appreciation rights.

The following table summarizes stock option activity under the Plan:


                                                                    SHARES
                                                      -------------------------------------   WEIGHTED AVERAGE
                                                           OPTIONS       OPTIONS AVAILABLE    EXERCISE PRICE
                                                         OUTSTANDING         FOR GRANT           PER SHARE
Balance, January 1, 1997                                  3,384,510            344,618          $15.52
  Options authorized                                                         1,600,000
  Options granted                                         1,935,175         (1,935,175)         $36.42
  Options exercised                                        (745,020)                            $ 6.40
  Options canceled                                         (805,478)           805,478          $35.71
                                                         ----------        -----------
Balance, December 31, 1997                                3,769,187            814,921          $22.67
  Options authorized                                                         1,000,000
  Options granted                                         3,458,013         (3,458,013)         $14.90
  Options exercised                                        (310,466)                            $ 6.55
  Options canceled                                       (3,146,620)         3,146,620          $30.02
                                                         ----------        -----------
Balance, December 31, 1998                                3,770,114          1,503,528          $10.53
  Options authorized                                                         1,500,000
  Options granted                                         1,880,475         (1,880,475)         $12.72
  Options exercised                                        (158,354)                            $ 7.29
  Options canceled                                         (242,251)           242,251          $10.57
                                                         ----------        -----------
Balance, December 31, 1999                                5,249,984          1,365,304          $11.80
                                                         ==========        ===========
Exercisable, December 31, 1997                            1,386,911                             $12.61
                                                         ==========
Exercisable, December 31, 1998                            1,325,347                             $10.77
                                                         ==========
Exercisable, December 31, 1999                            2,016,146                             $11.49
                                                         ==========


Separately during 1998, the Company granted 192,308 options (54,889 exercisable at December 31, 1999) to a newly-hired executive officer pursuant to a stock option agreement. The options have an exercise price of $10.31 per share, vest ratably over a four-year period, and expire ten years from the date of grant.

The following table summarizes information concerning all outstanding and exercisable options as of December 31, 1999:


                                       OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                                      ------------------------------------  -------------------------------
                                        Weighted average      Weighted                         Weighted
      Range of            Number      remaining contractual    average           Number         average
  exercise prices      Outstanding        life (years)      exercise price    exercisable    exercise price
$  0.25 - $ 5.00              256,050          3.6                 $ 3.60            256,050        $ 3.57
$  5.01 - $10.00            1,225,198          7.7                 $ 8.21            622,662        $ 7.56
$ 10.01 - $20.00            3,777,665          8.9                 $11.97          1,020,786        $12.44
$ 20.01 - $30.00              129,379          7.4                 $27.76            118,211        $28.03
$ 30.01 - $39.94               54,000          7.4                 $39.43             53,326        $39.49
-----------------------------------------------------------------------------------------------------------
                            5,442,292          8.3                 $11.38          2,071,035        $11.46
                     ======================================================================================


The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." In accordance with the provisions of SFAS No. 123, the Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option plans and, accordingly, no compensation cost has been recognized for stock options granted to employees in 1999, 1998 or 1997. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, net income for the year ended December 31, 1999 would have been reduced by $4.4 million ($0.10 per share, basic and diluted), net income for the year ended December 31, 1998 would have been reduced by $3.6 million ($0.08 per share, basic and diluted), and net loss for the year ended December 31, 1997 would have been increased by $5.9 million ($0.14 per share, basic and diluted). Pro forma calculations exclude the effect of stock options granted prior to 1995. Accordingly, the 1999, 1998 and 1997 pro forma adjustments are not indicative of future period pro forma adjustments when the calculation will reflect all applicable stock options. The estimated weighted average fair value at grant date for the options granted during 1999, 1998 and 1997 were $5.61, $5.86 and $14.30 per option, respectively. The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model with the following assumptions:


                                                                 1999           1998          1997
Expected dividend yield                                          None           None          None

Expected stock price volatility                                   40%            45%           40%

Risk-free interest rate                                          5.6%           5.2%          6.1%

Expected life of options                                      5 years        5 years       5 years


10.   INCOME TAXES

The provision (benefit) for income taxes consisted of the following components (in thousands):


                                                1999             1998             1997
Current:
  Federal                                    $ 12,633          $ 12,843        $  21,617
  State                                           340             1,007            2,833
                                             --------          --------        ---------
Total                                          12,973            13,850           24,450
                                             --------          --------        ---------
Deferred:
  Federal                                       2,079           (14,448)          (5,424)
  State                                          (608)             (309)            (221)
                                             --------          --------        ---------
Total                                           1,471           (14,757)          (5,645)
                                             --------          --------        ---------
Provision (benefit) for income taxes         $ 14,444          $   (907)       $  18,805
                                             ========          ========        =========


A reconciliation of the income tax provision (benefit) based on federal statutory rates and income (loss) before income taxes to the provision (benefit) for income taxes as reported is as follows (in thousands):


                                                                        1999             1998             1997
Provision (benefit) at statutory rates                               $ 15,557           $  639        $ (23,060)
Charges not deductible or recognizable
  for tax purposes                                                                                       43,351
State income tax expense (benefit), net                                  (340)             326            1,779
Change in beginning of year deferred tax valuation
  allowance                                                              (652)                           (1,545)
Impact of foreign income taxed at different rates                        (722)            (260)            (364)
NOL carryforwards utilized                                                                (515)          (1,015)
Research and development tax credits                                     (325)            (583)
Federal alternative minimum tax (credit)                                                  (235)
Other                                                                     926             (279)            (341)
                                                                     --------           ------        ---------
Provision (benefit) for income taxes                                 $ 14,444           $ (907)       $  18,805
                                                                     ========           ======        =========


Deferred tax assets and liabilities reflect the impact of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts recognized for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 1999 and 1998 are as follows (in thousands):


                                                                      1999          1998
Deferred tax assets:
  Net operating loss carryforwards                                $  17,189      $  18,227
  Capitalized research and development                                6,990          6,990
  Research and development credit carryforwards                       1,036
  Reserves and accruals not currently deductible                     22,661         21,851
  Other                                                                 388            593
                                                                  ---------      ---------
           Total deferred tax assets                                 48,264         47,661

Deferred tax liabilities:
  Depreciation and amortization                                      (4,458)        (1,732)
  Valuation allowance for deferred tax assets                       (25,610)       (26,262)
                                                                  ---------      ----------
  Total deferred tax liabilities                                    (30,068)       (27,994)
                                                                  ---------      ----------
Net deferred tax assets                                           $  18,196      $  19,667
                                                                  =========      ==========


The Company has provided a valuation allowance against deferred tax assets based on management's assessment of the likelihood of realizing those assets. Realization of deferred tax assets is dependent upon having sufficient taxable income during the period that temporary differences and carryforwards are expected to be available to reduce taxable income. During the year ended December 31, 1999, the balance of the beginning of year valuation allowance was reduced by approximately $650,000 due to a change in management's judgment about the Company's ability to realize deferred tax assets relating to net operating loss carryforwards.

At December 31, 1999, the Company had federal net operating loss ("NOL") carryforwards of approximately $49.4 million, which begin expiring in 2003. This amount includes NOL carryforwards totaling approximately $21.5 million acquired in connection with the Company's purchase of the callable common stock of Spiros Corp. The availability of the NOL carryforwards is subject to annual limitations pursuant to the "change in ownership" provisions of Section 382 of the Internal Revenue Code.

The Company does not provide for income taxes which would be payable if undistributed earnings of its foreign subsidiaries were remitted because the Company considers these earnings to be invested indefinitely. Tax benefits realized from the exercise of stock options are credited directly to shareholders' equity and are reflected on the consolidated statements of shareholders' equity.

11.  DJ PHARMA, INC.

In July 1998, the Company entered into a series of agreements with a newly-formed, privately held company, DJ Pharma, Inc. ("DJ Pharma"), for the co-promotion of the Company's Keftab, Rondec(R), and certain cough, cold and allergy product lines. DJ Pharma also received an option to license from the Company the exclusive U.S. marketing and distribution rights to these products which it exercised on October 1, 1998. The book value of these product rights was $18.8 million as of December 31, 1998. In exchange for the licensing of the products, Dura received interest-bearing notes receivable totaling $20 million and will receive a percentage of the sales of such products by DJ Pharma over a four-year period. Up to $8 million of the notes is subject to forgiveness in the event that the licensed cough, cold and allergy products cannot be sold on a prescription-only basis through December 31, 2006.

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

As DJ Pharma had not secured financing independent of the Company's $5 million loan as of December 31, 1998, the accounts of DJ Pharma were included in the Company's 1998 consolidated financial statements. All transactions between the Company and DJ Pharma have been eliminated. Accordingly, the licensing of product rights to DJ Pharma discussed above is not reflected in the accompanying 1998 financial statements and was recorded by the Company in January 1999 after DJ Pharma secured independent financing. No gain or loss was recorded on the licensing of these product rights. The primary effect of including DJ Pharma's activity in the Company's 1998 financial statements was to increase selling, general and administrative expenses by $6 million and to reduce net income by $4.9 million ($0.10 per diluted share).

12. CHARGES FOR ACQUIRED IN-PROCESS TECHNOLOGY, PURCHASE OPTIONS AND OTHER NONRECURRING ITEMS

Charges for acquired in-process technology, purchase options and other nonrecurring items in 1998 and 1997 consisted of the following (in thousands):


                                                                  1998            1997
Impairment of long-term assets                                  $29,332        $  2,870
Acquired in-process technology                                                   45,989
Acquired purchase options                                                        75,000
Buy-out of royalty agreement                                                     13,780
                                                           -------------   -------------
Total                                                           $29,332        $137,639
                                                           =============   =============



IMPAIRMENT OF LONG-TERM ASSETS - The Company periodically evaluates its ability to recover the carrying value of its long-term assets. In the fourth quarter of 1998, management concluded that the Company would not recover the carrying value of the Rondec product line and, accordingly, recorded a nonrecurring charge of $29.3 million. This conclusion was based on a discounted cash flow forecast for the Rondec products and takes into consideration the terms of the licensing of the marketing and distribution rights of these products to DJ Pharma (see Note
11). Sales of the Rondec products declined significantly beginning in 1998 as the Company focused its promotion efforts away from its branded generic products such as Rondec and toward Dura's patent protected and proprietary products.

In 1997, management concluded that the decline in the fair value of an investment in equity securities was "other than temporary" and, accordingly, recorded a charge of $2.9 million to write down the investment to its estimated fair value, which was determined based on quoted market prices.

ACQUIRED IN-PROCESS TECHNOLOGY - The charge for acquired in-process technology in 1997 relates to the Company's acquisition of Spiros Corp. (see Note 6). The Company concluded that due to the additional development and testing to be performed and regulatory approvals required, the commercial viability of the technology acquired in this acquisition had not yet been established. As such, a charge to earnings was recorded for the portion of the purchase price allocated to in-process technology. Such acquired in-process technology was licensed to Spiros Corp. II upon its formation (see Note 6).

ACQUIRED PURCHASE OPTIONS - In connection with the formation of Spiros Corp. II in 1997, the Company contributed $75 million as consideration for the options to acquire the rights to certain products from Spiros Corp. II (see Note 6). The Company concurrently recorded charges for this purchase option for the amount of cash contributed to Spiros Corp. II.

BUY-OUT OF ROYALTY AGREEMENT - In December 1997, the Company terminated a ten-year royalty agreement which the Company entered into in 1994. The agreement required the Company to make quarterly royalty payments based on sales in specified sales territories. As consideration for terminating the agreement, the Company made a cash payment of $11.3 million (paid in January
1998) and issued a warrant to purchase 200,000 shares of the Company's common stock for $45.12 per share. The estimated fair value of the warrant at issuance was $2.5 million which, when combined with the cash payment, resulted in a nonrecurring charge in 1997 of $13.8 million.

13.  COMMITMENTS AND CONTINGENCIES

EMPLOYEE SAVINGS PLANS - The Company has a 401(k) plan that allows participating employees to contribute up to 15% of their salary, subject to annual limits. The Board may, at its sole discretion, approve Company contributions. The Company made contributions to the plan totaling $1.9 million, $1.1 million and $867,000 in 1999, 1998 and 1997, respectively.

The Company has a non-qualified deferred compensation plan that allows eligible employees to defer up to 100% of their compensation. As of December 31, 1999, $9.2 million has been deferred under this plan which is included in other assets and other long-term obligations. The amounts deferred under this plan are transferred to a trust and managed by an investment manager. Included in the trust investments at December 31, 1999 are 156,250 shares of Spiros Corp. II callable common stock (see Note 6).

OPERATING LEASES - In 1999, the Company began a car lease program for its field sales force. Pursuant to non-cancelable lease agreements, the vehicles have a lease term that expires after the earlier of 45 months or 60,000 miles. Rent expense totaled $2.4 million for the fleet car program in 1999. As of December 31, 1999, the Company has future minimum lease payments for 2000, 2001, 2002, and 2003 of $3 million, $2.8 million, $2.7 million, and $590,000, respectively.

SETTLEMENT OF THE TERMINATION OF MERGER AGREEMENT WITH SCANDIPHARM, INC. - On December 1, 1997, the Company terminated a merger agreement with Scandipharm, Inc. entered into on October 20, 1997. On January 16, 1998, Scandipharm filed suit against the Company for breach of contract. On January 20, 1998, the Company filed suit against Scandipharm seeking a declaratory judgment that Dura's termination of the merger agreement did not breach the agreement and damages against Scandipharm. On October 4, 1999, the Company settled all litigation with Scandipharm. Under the terms of the settlement, the Company paid $3.5 million to Scandipharm, and the parties dismissed all lawsuits filed against one another. The $3.5 million charge was included with other expense in the accompanying consolidated statements of operations for the year ended December 31, 1999.

SHAREHOLDER CLASS ACTION LITIGATION - Commencing on January 27, 1999, several class action suits were filed against the Company and a number of current or former officers and directors of the Company in the United States District Court for the Southern District of California. The lawsuits, which have been consolidated into one action, allege violations of the federal securities laws, and purport to seek damages on behalf of a class of shareholders who purchased Dura common stock during a defined period. The Company believes that the claims in the lawsuit are without merit and intends to defend against them vigorously.

14.  SEGMENT INFORMATION

The Company operates in two business segments: (1) Pharmaceutical Products and
(2) Research and Development. The Pharmaceutical Products segment markets prescription pharmaceutical products for the treatment of respiratory conditions and infectious diseases. The Research and Development segment manages the development of Spiros. Each of the Company's segments operates solely within the United States.

Three wholesale customers accounted for 17%, 13%, and 13%, respectively, of 1999 sales. Two wholesale customers accounted for 13% and 11%, respectively, of 1998 sales, and two wholesale customers each individually accounted for 11% of 1997 sales.

The following table summarizes information about the Company's operating segments for the years ended December 31, 1999, 1998, and 1997 (in thousands):


                                                     PHARMACEUTICAL     RESEARCH AND
                                                        PRODUCTS        DEVELOPMENT        CORPORATE      CONSOLIDATED
Total revenues                           1999          $ 232,589         $  68,837                         $ 301,426
                                         1998          $ 138,025         $  61,127                         $ 199,152
                                         1997          $ 151,850         $  29,473                         $ 181,323

Operating income (loss) (1)              1999          $  37,458         $  11,599                         $  49,057
                                         1998          $ (20,600)        $  13,191                         $  (7,409)
                                         1997          $  43,965         $(121,982)                        $ (78,017)

Identifiable assets                      1999          $ 449,832         $  58,330        $ 375,312        $ 883,474
                                         1998          $ 413,565         $  75,990        $ 335,904        $ 825,459

Capital expenditures                     1999          $   7,964         $   8,921        $     535        $  17,420
                                         1998          $   1,266         $  40,513        $     422        $  42,201
                                         1997          $     578         $   8,437        $  15,064        $  24,079

Depreciation and amortization            1999          $  23,215         $   6,978        $   1,865        $  32,058
                                         1998          $  14,290         $   4,288        $   1,876        $  20,454
                                         1997          $  11,906         $   2,516        $     787        $  15,209


(1) The 1998 operating loss for the Pharmaceutical Products segment was increased by $36.8 million for the write-off of the carrying value of the Rondec product rights (see Note 12) and for the impact of consolidating DJ Pharma (see Note 11). The 1997 operating income for the Research and Development segment was decreased by $123.8 million for (1) the in-process technology acquired in connection with our acquisition of Spiros Corp. (see
     Note 6), (2) the purchase option charge resulting from the cash contribution to Spiros Corp. II (see Note 6) and (3) the write-off of the carrying value of a long-term investment (see Note 12). The 1997 operating income for the Pharmaceutical Products segment was decreased by $13.8 million resulting from the termination of a ten-year royalty agreement (see
     Note 12).

15.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following is a summary of unaudited quarterly results of operations for the years ended December 31, 1999 and 1998 (in thousands, except per share amounts).


                                                     FIRST          SECOND           THIRD          FOURTH
1999                                                QUARTER         QUARTER         QUARTER         QUARTER
Total revenues                                     $ 71,247        $ 68,006        $ 71,560        $ 90,613
Gross profit                                         44,590          40,942          43,804          56,601
Operating income                                     11,975          11,566           8,850          16,666
Net income                                            7,766           7,583           3,536          11,119
Net income per share - basic                           0.18            0.17            0.08            0.25
Net income per share - diluted                         0.17            0.17            0.08            0.24

1998

Total revenues                                     $ 48,766        $ 51,938        $ 43,363        $ 55,085
Gross profit                                         27,792          27,455          19,163          32,520
Operating income (loss)                               8,569          10,047           1,043         (27,068)
Net income (loss)                                     7,164           8,177           2,424         (15,032)
Net income (loss) per share - basic                    0.16            0.18            0.05           (0.33)
Net income (loss) per share - diluted                  0.15            0.17            0.05           (0.33)


See Notes 4, 6, and 12 for discussions of transactions that occurred during 1999 and 1998 that affect the comparability of the Company's quarterly results of operations.

INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Shareholders of Dura Pharmaceuticals, Inc.:

We have audited the accompanying consolidated balance sheets of Dura Pharmaceuticals, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Dura Pharmaceuticals, Inc. and subsidiaries as of December 31, 1999 and 1998 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.

/s/ Deloitte & Touche LLP

San Diego, California
January 24, 2000, (March 20, 2000 as to the merger agreement with Spiros Development Corporation II, Inc. described in Note 6)