Form 10-Q
period 2000-03-31
DURA PHARMACEUTICALS INC
filed 2000-05-12
CIK 882098

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended March 31, 2000.


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

The number of shares of the Registrant's Common Stock outstanding as of April 28, 2000 was 44,352,525.

                         PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements
--------------------------------------------------------------------------------
                            DURA PHARMACEUTICALS, INC.
                           CONSOLIDATED BALANCE SHEETS
                 IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS
--------------------------------------------------------------------------------


                                                                                       MARCH 31,        DECEMBER 31,
                                                                                          2000              1999
------------------------------------------------------------------------------------------------------------------------
ASSETS                                                                                (UNAUDITED)
Current assets:
  Cash and cash equivalents                                                         $        142,927     $       63,631
  Short-term investments                                                                     156,310            210,782
  Accounts and other receivables                                                              49,288             44,632
  Inventory                                                                                   15,636             12,938
  Other current assets                                                                         5,845             11,523
------------------------------------------------------------------------------------------------------------------------
     Total current assets                                                                    370,006            343,506


License agreements and product rights                                                        393,533            389,631
Property                                                                                      91,626             93,333
Other assets                                                                                  56,499             57,004
------------------------------------------------------------------------------------------------------------------------
Total                                                                               $        911,664     $      883,474
                                                                                    ===================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                                  $         18,703     $       11,411
  Accrued liabilities                                                                         79,980             74,305
  Current portion of long-term obligations                                                     1,898              1,865
------------------------------------------------------------------------------------------------------------------------
     Total current liabilities                                                               100,581             87,581


Convertible subordinated notes                                                               287,500            287,500
Other long-term obligations                                                                   67,379             66,654
------------------------------------------------------------------------------------------------------------------------
     Total liabilities                                                                       455,460            441,735
------------------------------------------------------------------------------------------------------------------------

Stockholders' equity:
  Preferred stock, par value $.001, shares authorized - 5,000,000; no shares issued or outstanding
  Common stock, par value $.001, shares authorized - 200,000,000;
    issued and outstanding - 44,335,314 and 44,239,660, respectively                              44                 44
  Additional paid-in capital                                                                 581,155            579,929
  Accumulated other comprehensive loss                                                        (1,305)            (1,230)
  Warrant subscriptions receivable                                                            (5,202)            (6,057)
  Accumulated deficit                                                                       (118,488)          (130,947)
------------------------------------------------------------------------------------------------------------------------
     Total stockholders' equity                                                              456,204            441,739
------------------------------------------------------------------------------------------------------------------------
Total                                                                               $        911,664   $       883,474
                                                                                    ===================================



See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------
                            DURA PHARMACEUTICALS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      IN THOUSANDS, EXCEPT PER SHARE AMOUNTS
                                   (UNAUDITED)
--------------------------------------------------------------------------------


                                                                                         THREE MONTHS ENDED
                                                                                              MARCH 31,
                                                                                    ---------------------------
                                                                                        2000           1999
---------------------------------------------------------------------------------------------------------------
Revenues:
  Sales                                                                             $     67,325    $    55,081
  Contract                                                                                18,454         16,166
---------------------------------------------------------------------------------------------------------------
     Total revenues                                                                       85,779         71,247
---------------------------------------------------------------------------------------------------------------
Operating costs and expenses:
  Cost of sales                                                                           14,172         10,491
  Clinical, development and regulatory                                                    14,804         11,491
  Selling, general and administrative                                                     37,510         32,414
  Product rights amortization                                                              5,389          4,876
---------------------------------------------------------------------------------------------------------------
     Total operating costs and expenses                                                   71,875         59,272
---------------------------------------------------------------------------------------------------------------
Operating income                                                                          13,904         11,975
---------------------------------------------------------------------------------------------------------------
Other:
  Interest income                                                                          4,751          4,303
  Interest expense                                                                        (4,300)        (4,064)
  Other - net                                                                              3,443           (228)
---------------------------------------------------------------------------------------------------------------
     Total other                                                                           3,894             11
---------------------------------------------------------------------------------------------------------------
Income before income taxes                                                                17,798         11,986
Provision for income taxes                                                                 5,340          4,220
---------------------------------------------------------------------------------------------------------------
Net income                                                                          $     12,458    $     7,766
                                                                                    ===========================
Net income per share:
  Basic                                                                             $       0.28    $      0.18
  Diluted                                                                           $       0.27    $      0.17

Weighted average number of common shares:
  Basic                                                                                   44,335         44,100
  Diluted                                                                                 46,158         45,686



See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------
                        DURA PHARMACEUTICALS, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               IN THOUSANDS
                               (UNAUDITED)
--------------------------------------------------------------------------------


                                                                                    THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                                --------------------------
                                                                                    2000           1999
                                                                                -------------------------
---------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                        $ 28,375        $ 19,179
---------------------------------------------------------------------------------------------------------
Investing activities:
      Sales and maturities of short-term investments                               73,608          88,907
      Purchases of short-term investments                                         (19,211)        (69,454)
      Product acquisitions                                                         (9,075)         (3,679)
      Capital expenditures                                                         (1,617)         (4,172)
      Proceeds from the sale of other long-term investments                         4,949               -
      Other                                                                           578          (4,280)
---------------------------------------------------------------------------------------------------------
Net cash provided by investing activities                                          49,232           7,322
---------------------------------------------------------------------------------------------------------
Financing activities:
      Issuance of common stock and warrants - net                                   1,689             961
      Principal payments on long-term obligations                                       -          (1,000)
---------------------------------------------------------------------------------------------------------
Net cash provided by (used for) financing activities                                1,689             (39)
---------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                          79,296          26,462
Cash and cash equivalents at beginning of period                                   63,631          31,113
---------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                       $142,927        $ 57,575
                                                                                =========================
Supplemental disclosure of cash flow information:
      Cash paid during the period for:
        Interest (net of amounts capitalized)                                    $  5,031        $  6,494
        Income taxes                                                             $     56        $    281



See accompanying notes to consolidated financial statements.

                           DURA PHARMACEUTICALS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.         BASIS OF PRESENTATION

We have prepared the accompanying unaudited consolidated financial statements in accordance with the instructions to Form 10-Q. The consolidated financial statements reflect all adjustments, consisting of only normal recurring accruals, which are, in our opinion, necessary for a fair statement of the results of the interim periods presented. These consolidated financial statements and related notes should be read in conjunction with the audited financial statements and related notes included in our annual report on Form 10-K for the year ended December 31, 1999. The results of operations for the interim periods are not necessarily indicative of results to be expected for any other interim period or for the year as a whole.

The consolidated financial statements include our accounts and the accounts of our wholly owned subsidiaries. All intercompany transactions and balances are eliminated in consolidation.

The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect amounts reported in the consolidated financial statements and related notes. Changes in those estimates may affect amounts reported in future periods.

2.       MERGER AGREEMENT WITH SPIROS DEVELOPMENT CORPORATION II, INC.

In March 2000 we entered into a merger agreement to acquire Spiros Corp II. Under the agreement, each holder of Spiros Corp. II's callable common stock will receive $13.25 in cash and a warrant to purchase a fractional share of our common stock for each share of callable common stock. The warrant will be immediately exercisable at $17.94 per share, which represents a 25% premium over the average closing price of our common stock for the ten trading days prior to the date of the merger agreement, and will expire five years from the date the merger is completed. The exact fraction of a share of our common stock purchasable under the warrant will be determined based on the average closing price of our common stock for the ten trading days prior to the vote of the Spiros Corp. II stockholders on the merger and will result in a calculated value, using the Black-Scholes option pricing model, for each warrant between $3.22 and $1.81. We expect to pay a total of approximately $88.7 million in cash, which includes expenses related to the merger. Closing of the transaction is subject to Spiros Corp. II stockholder approval, expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act, registration of the warrant and the shares of our common stock which will be issued if the warrants are exercised, and approval for listing on Nasdaq of the warrants and the underlying common stock. We have received voting agreements in favor of the merger from holders of approximately 22% of Spiros Corp. II's outstanding callable common stock. A special committee of independent members of the Spiros Corp. II board, formed in December 1999 to evaluate strategic alternatives for Spiros Corp. II, has approved the merger agreement and is recommending that the Spiros Corp. II shareholders approve the merger.

3.       COMMITMENTS AND CONTINGENCIES

STOCKHOLDER CLASS ACTION LITIGATION - Commencing on January 27, 1999, several class action suits were filed against us and a number of our current or former officers and directors in the United States District Court for the Southern District of California. The lawsuits, which have been consolidated into one action, allege violations of the federal securities laws, and purport to seek damages on behalf of a class of stockholders who purchased our common stock during a defined period. We believe that the claims in the lawsuit are without merit and intend to defend against them vigorously.

4.       REPORTING COMPREHENSIVE INCOME

Comprehensive income includes net income (loss) and unrealized gains and losses on investments. The accumulated balance of other comprehensive income (loss) is disclosed as a separate component of stockholders' equity. For the three months ended March 31, 2000 and 1999, comprehensive income consisted of (in thousands):


                                                      Three months ended
                                                            March 31,
                                                      2000              1999
                                                     -------           ------
     Net income                                      $12,458           $7,766
     Other comprehensive loss:
         Unrealized loss on investments                  (75)            (227)
                                                     -------           ------
     Comprehensive income                            $12,383           $7,539
                                                     =======           ======


5.       SEGMENT INFORMATION

We operate in two business segments: (1) pharmaceutical products and (2) research and development. The pharmaceutical products segment markets prescription pharmaceutical products for the treatment of respiratory conditions and infectious diseases. The research and development segment manages the development of Spiros(TM). Each of our segments operates solely within the United States. Four wholesale customers accounted for 19%, 12%, 12% and 10% of pharmaceutical product sales, respectively, for the three months ended March 31, 2000, while two wholesale customers accounted for 16% and 12% of pharmaceutical product sales, respectively, for the same period in 1999.

The following table summarizes information about our operating segments for the three months ended March 31, 2000 and 1999, in thousands:


                                                         PHARMACEUTICAL    RESEARCH AND
                                                            PRODUCTS        DEVELOPMENT       CONSOLIDATED
Total revenues                           2000              $  67,448         $  18,331         $  85,779
                                         1999              $  55,668         $  15,579         $  71,247

Operating income                         2000              $  10,801         $   3,103         $  13,904
                                         1999              $   9,442         $   2,533         $  11,975



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the consolidated financial statements and the accompanying notes included in Item 1 of this quarterly report, as well as the audited financial statements and accompanying notes and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1999 contained in our 1999 annual report on Form 10-K. See "Risks and Uncertainties" below for trends and uncertainties known to us that could cause reported financial information not to be necessarily indicative of future results.

OVERVIEW

We are engaged in developing and marketing prescription pharmaceutical products for the treatment of respiratory conditions and infectious diseases. We execute our business strategy by (1) acquiring currently marketed or late-stage development products and companies developing or marketing such products to support our presence in high-prescribing physicians' offices and the hospital market, and (2) developing Spiros(R), a pulmonary drug delivery system for both topical and systemic delivery of medications. We currently sell 10 prescription product lines and also own a separate mail service pharmacy, Health Script Pharmacy Services, Inc., which dispenses respiratory pharmaceuticals. Our operations are divided into two business segments: (1) pharmaceutical products and (2) research and development. The pharmaceutical products segment markets prescription pharmaceutical products for the treatment of respiratory conditions and infectious diseases. The research and development segment manages the development of Spiros. Each of our segments operates solely within the United States.

The following table summarizes information about our operating segments for the three months ended March 31, 2000 and 1999, in thousands:


                                                        PHARMACEUTICAL     RESEARCH AND
                                                           PRODUCTS         DEVELOPMENT       CONSOLIDATED
Total revenues                           2000              $  67,448         $  18,331         $  85,779
                                         1999              $  55,668         $  15,579         $  71,247

Operating income                         2000              $  10,801         $   3,103         $  13,904
                                         1999              $   9,442         $   2,533         $  11,975



RESULTS OF OPERATIONS

The following table summarizes our results of operations for the three months ended March 31, 2000 and 1999 (in thousands, except per share amounts):


                                                               2000             1999
Total revenues                                              $  85,779        $  71,247
Operating income                                            $  13,904        $  11,975
Net income                                                  $  12,458        $   7,766
Earnings per share - diluted                                $    0.27        $    0.17


NET INCOME

Net income for the three months ended March 31, 2000 was $12.5 million, or $0.27 per diluted share, which included a $2.2 million after-tax gain in other income from the sale of a long-term investment. Excluding the net of tax impact of this gain, we would have reported net income of $10.3 million, or $0.22 per diluted share. Net income for the three months ended March 31, 1999 was $7.8 million, or $0.17 per diluted share. Factors that affected net income are discussed below.

SALES AND GROSS PROFIT

Sales for the three months ended March 31, 2000 increased $12.2 million, or 22%, over 1999. This increase is due to increases in the sales of each of our promoted products Maxipime-Registered Trademark-, Azactam-Registered Trademark-, Ceclor-Registered Trademark- CD and Nasarel-Registered Trademark-, which had a combined increase in sales of $11.7 million. Gross profit, or sales less cost of sales, for the three months ended March 31, 2000 increased $8.6 million, or 19%, over 1999 as a result of the increase in sales in the first quarter of 2000. Gross profit as a percentage of sales decreased to 79% for the three months ended March 31, 2000 compared to 81% in 1999. This decrease is due primarily to increased sales of Maxipime and Azactam, which have slightly lower gross margins than our other products.

CONTRACT REVENUE

Contract revenue relates primarily to amounts received by us for development work we perform on our Spiros pulmonary drug delivery system, as well as milestone and technology access payments, under agreements with Spiros Corp. II and Eli Lilly and Company. Contract revenues for the three months ended March 31, 2000 were $18.5 million, of which $13.8 million was from Spiros Corp. II, as compared to $16.2 million for 1999, of which $12.2 million was from Spiros Corp.
II. Contract revenues may fluctuate from period to period based on the level of research funding received as well as the achievement of milestones and receipt of technology access payments from our partners. See "Liquidity and Capital Resources" below and note 2 of the notes to consolidated financial statements for discussion of our March 2000 definitive merger agreement with Spiros Corp.
II. The merger with Spiros Corp. II, if completed, will result in a significant reduction of our contract revenue even though we will continue to incur development costs for the ongoing Spiros development programs.

CLINICAL, DEVELOPMENT AND REGULATORY EXPENSES

Clinical, development and regulatory expenses for the three months ended March 31, 2000 increased $3.3 million, or 29%, over 1999 due to increased development activity conducted under the agreements covering the use of various compounds with Spiros as discussed above. If the proposed merger with Spiros Corp. II is completed, we will continue to incur these expenses to the extent we continue to develop our Spiros system.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the three months ended March 31, 2000 increased $5.1 million, or 16%, over 1999 but decreased as a percentage of total revenues from 45% in 1999 to 44% in 2000. The dollar increase is comprised primarily of an increase of $2.8 million in marketing costs to promote our products and an increase of $1.6 million in costs incurred to expand our hospital-based sales force in the second half of 1999.

PRODUCT RIGHTS AMORTIZATION

Product rights amortization for the three months ended March 31, 2000 increased $513,000, or 11%, over 1999, and decreased as a percentage of sales from 9% in 1999 to 8% in 2000. The dollar increase is due to the amortization of specific product rights that increased due to additional contingent product acquisition payments being made after March 31, 1999. The percentage decrease is due to the growth in product sales for the three months ended March 31, 2000 over 1999 as discussed above.

OTHER INCOME

Other income increased $3.9 million for the three months ended March 31, 2000 over 1999. The primary reason for the increase is a $3.5 million pre-tax gain on the sale of a long-term investment recognized in the first quarter of 2000.

PROVISION FOR INCOME TAXES

Our effective tax rate was 30% for the three months ended March 31, 2000, as compared to 35% for the same period in 1999. This decrease is mainly attributable to an increase in the portion of foreign-sourced taxable income, which is taxed at a lower rate, and an increase in federal and state research credits.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and short-term investments increased by $24.8 million from $274.4 million at December 31, 1999 to $299.2 million at March 31, 2000. This increase is due to cash provided by operating activities of $28.4 million, partially offset by product acquisition payments and capital expenditures. Working capital increased by $13.5 million from $255.9 million at December 31, 1999 to $269.4 million at March 31, 2000.

We have outstanding $287.5 million principal amount of notes due July 15, 2002 with interest payable semiannually at a coupon rate of 3.5%. The notes are convertible, at the option of the holder, into shares of common stock at any time prior to maturity or redemption at a conversion price of $50.635 per share.

In addition to the notes, as of December 31, 1999, we had outstanding an aggregate of $60.4 million in current and other long-term obligations related to our product acquisitions, of which $1.9 million is to be paid during the next 12 months. As of March 31, 2000, additional payments totaling approximately $135 million, estimated based on historical sales levels of the related products, are contingent upon the levels of future sales of specified products, and approximately $70 million are contingent upon the continued absence of competing formulations of specified products as defined in the respective acquisition and licensing agreements. These contingent amounts are payable through 2004, including approximately $50 million contingently due within the next 12 months.

We have entered into various agreements with Spiros Corp. II for the development of Spiros with specified compounds including beclomethasone and budesonide. In 1997, we licensed the use of these and other compounds with Spiros to Spiros Corp. II on an exclusive basis. Spiros Corp. II has engaged us to develop the Spiros products under license from us. We record contract revenue for payments from Spiros Corp. II for development costs we incur on its behalf and for technology access fees. Contract revenues from Spiros Corp. II totaled $13.8 million for the three months ended March 31, 2000. Based on the current development plan of Spiros Corp. II, we expect that it will expend all of its existing cash during the second half of 2000. Further, we do not believe that Spiros Corp. II's existing funds will be sufficient to complete the development of any Spiros product.

In March 2000 we entered into a merger agreement to acquire Spiros Corp II. Under the agreement, each holder of Spiros Corp. II's callable common stock will receive $13.25 in cash and a warrant to purchase a fractional share of our common stock for each share of callable common stock. The warrant will be immediately exercisable at $17.94 per share, which represents a 25% premium over the average closing price of our common stock for the ten trading days prior to the date of the merger agreement, and will expire five years from the date the merger is completed. The exact fraction of a share of our common stock purchasable under the warrant will be determined based on the average closing price of our common stock for the ten trading days prior to the vote of the Spiros Corp.
II stockholders on the merger and will result in a calculated value, using the Black-Scholes option pricing model, for each warrant between $3.22 and $1.81. We expect to pay a total of approximately $88.7 million in cash, which includes expenses related to the merger. Closing of the transaction is subject to Spiros Corp. II stockholder approval, expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust
Improvements Act, registration of the warrant and the shares of our common stock which will be issued if the warrants are exercised, and approval for listing on Nasdaq of the warrants and the underlying common stock. We have received voting agreements in favor of the merger from holders of approximately 22% of Spiros Corp. II's outstanding callable common stock. A special committee of independent members of the Spiros Corp. II board, formed in December 1999 to evaluate strategic alternatives for Spiros Corp. II, has approved the merger agreement and is recommending that the Spiros Corp. II shareholders approve the merger.

Following completion of the proposed merger, the discontinuation of contract revenue from Spiros Corp. II would significantly reduce our earnings as well as cash generated from operating activities. In addition, we expect that a charge for acquired in-process technology will be recorded in the period in which the merger is effected.

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

WE FACE RISKS ASSOCIATED WITH THE PENDING MERGER OF SPIROS CORP. II.

THE MERGER WILL SIGNIFICANTLY REDUCE OUR CONTRACT REVENUES AND OPERATING INCOME AND WILL LIKELY RESULT IN A MATERIAL CHARGE TO OUR EARNINGS IN THE PERIOD IN WHICH THE MERGER OCCURS.

We record contract revenue for payments from Spiros Corp. II for development costs we incur on Spiros Corp. II's behalf and for technology access fees. Contract revenues from Spiros Corp. II totaled $13.8 million for the three months ended March 31, 2000. The merger will result in a significant reduction of contract revenue to us as well as a reduction in our operating income and cash flow from operations. In addition, we expect that a material charge for acquired in-process technology will likely be recorded in the period in which the acquisition is completed.

THE FAILURE TO COMPLETE THE ACQUISITION MAY RESULT IN A DECREASE IN THE MARKET VALUE OF OUR COMMON STOCK.

The acquisition is subject to a number of conditions, including approval by the stockholders of Spiros Corp. II and other customary closing conditions. As a result, the acquisition may not be completed. If the acquisition is not completed for any reason, the trading price of our common stock may fall.

WE FACE RISKS ASSOCIATED WITH OUR OPERATIONS THAT WILL NOT BE REDUCED BY THE MERGER.

BEFORE WE CAN MARKET ANY PRODUCT, INCLUDING ANY SPIROS PRODUCT, WE WILL HAVE TO OBTAIN REQUIRED GOVERNMENTAL APPROVALS, WHICH IS NOT ASSURED.

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

ALTERNATIVE SUPPLIERS TO OUR THIRD-PARTY MANUFACTURERS MAY NOT BE AVAILABLE ON A TIMELY BASIS.

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

As part of our business strategy, we intend to continue to pursue the acquisition of complementary products and late-stage product development candidates. Such acquisitions could result in significant charges to earnings in the related period as well as require the use of a large amount of our available capital resources. Depending on the acquisition opportunities available and our use of existing funds to satisfy existing capital and operating needs, we may need to raise additional funds to finance these transactions. If adequate funds are not available when needed on terms acceptable to us, our ability to complete acquisitions could be limited. We may not have sufficient funds to develop any late-stage product development candidates that we may acquire, any development we conduct may not be successful and any funds we spend on product development may reduce our earnings below the levels expected by securities analysts. Further, reimbursement may not be available to enable us to achieve market acceptance of any products we may acquire or develop or to maintain price levels sufficient to realize an appropriate return on our investment in these products.

WE WILL NEED TO EXPAND OUR MANUFACTURING CAPABILITY AND COMPLY WITH GOVERNMENT REGULATIONS BEFORE WE CAN MANUFACTURE ANY SPIROS PRODUCTS.

We will need to expand our current manufacturing operations and comply with regulations prescribed by various regulatory agencies to achieve the quality and required levels of production of our Spiros products to be commercially successful. In addition, our manufacturing facility must be registered with and licensed by various regulatory authorities and must comply with current good manufacturing practice requirements prescribed by the FDA and other governmental authorities. We intend to utilize third parties to produce components of and assemble the Spiros inhaler. Those third parties have only produced limited quantities of components and assembled limited numbers of inhalers. The third parties will be required to significantly scale up their activities and to produce components which meet applicable specifications on a timely and consistent basis. Those third parties may not be successful in attaining acceptable service levels or meeting regulatory requirements which would have an adverse effect on our ability to commercialize the Spiros products.

IF WE LOSE KEY PERSONNEL OR ARE UNABLE TO ATTRACT AND RETAIN QUALIFIED PERSONNEL AS NECESSARY, IT COULD IMPAIR OUR OPERATIONS AND DELAY OUR PRODUCT DEVELOPMENT PROGRAMS.

Our success depends on the principal members of our scientific and management staff. If we lose the services of one or more of these people, we may be unable to achieve our development objectives.

None of our employees, other than Cam L. Garner, our chairman and chief executive officer, Robert S. Whitehead, our president and chief operating officer and David S. Kabakoff, Ph.D., president, Dura Technologies, are currently employed under an employment contract. Each of Mr. Garner, Mr. Whitehead and Dr. Kabakoff are employed under separate letter agreements which expire in 2000, on May 31, July 1 and April 30, respectively. Each contract automatically renews for successive one-year periods.

We may not be able to recruit and retain management and qualified scientific personnel to perform research and development work in the future due to intense competition for personnel among pharmaceutical and other technology-based businesses, universities and research institutions, particularly in the San Diego area.

WE MAY NOT BE ABLE TO EFFECTIVELY MARKET MAXIPIME AND AZACTAM.

Effective January 1, 1999, we acquired the rights to Maxipime and Azactam, our first acquisition of products used in hospitals. Under a co-promotion agreement with Bristol-Myers Squibb Company, Bristol-Myers Squibb's hospital sales force promoted the products during 1999, while we built our hospital sales force. Beginning in 2000, we assumed full responsibility for promoting these products. We may not be able to effectively promote these products solely through our own hospital sales force.

WE MAY HAVE TO REFINANCE OUR $287.5 MILLION OF OUTSTANDING NOTES ON TERMS THAT MAY NOT BE ATTRACTIVE.

We issued $287.5 million principal amount of 3 1/2% convertible subordinated notes due July 2002. We may desire to refinance the notes at a time when we are not able to do so or on terms that are not attractive to us. Any inability to refinance the notes on attractive terms could have a material adverse effect on us and the market value of our common stock.

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

OUR ABILITY TO OBTAIN PATENTS AND PROTECT OUR PROPRIETARY RIGHTS IS UNCERTAIN.

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

WE ARE INVOLVED IN A LAWSUIT AND CANNOT PREDICT ITS OUTCOME.

We are involved in stockholder litigation as described in note 3 of the notes to consolidated financial statements. The outcome of this lawsuit and any other suits in which we may become involved cannot be predicted. An adverse outcome in any of these actions could have an adverse effect on our business or results of operations.

OUR PRODUCTS MAY CAUSE PRODUCT LIABILITY CLAIMS OR MAY NEED TO BE RECALLED.

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

SOME OF OUR CHARTER AND OTHER CONTRACTUAL PROVISIONS MAY PREVENT A CHANGE OF CONTROL WHICH COULD BE BENEFICIAL TO OUR STOCKHOLDERS.

Some provisions of our charter documents, outstanding securities, including warrants, options and our notes, specified contracts, including the executive severance agreements, and our stockholder rights plan may have the effect of delaying, deferring or preventing a change in control. This could deprive you of an opportunity to receive a premium for your shares of common stock.

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


ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We invest our excess cash and short-term investments in U.S. government and corporate debt securities with high quality credit ratings and maturities of less than two years. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our investments and, therefore, impact our cash flows and results of operations. At March 31, 2000, we had outstanding subordinated notes totaling $287.5 million that mature in July 2002. The notes have a fixed interest rate of 3.5%. Accordingly, while changes in interest rates may affect the fair market value of the notes, they do not impact our cash flows or results of operations. As of March 31, 2000, the notes had a fair market value of $239 million. We are not exposed to risks for changes in foreign currency exchange rates, commodity prices, or any other market rates.

                           PART II - OTHER INFORMATION

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

         Exhibit No.
         -----------

(1)        2.1    Agreement and Plan of Merger dated March 20, 2000 by and
                  among Dura Pharmaceuticals, Inc., Starfish Acquisition Corp.,
                  Inc., and Spiros Development Corporation II, Inc.

(2)       10.1    Voting Agreement dated March 20, 2000 among Dura
                  Pharmaceuticals, Inc., Starfish Acquisition Corp., Inc.,
                  Spiros Development Corporation II, Inc., Farallon Capital
                  Partners, L.P., Farallon Capital Institutional Partners, L.P.,
                  Farallon Capital Institutional Partners II, L.P., Farallon
                  Capital Institutional Partners III, L.P., Tinicum Partners,
                  L.P., and Farallon Capital Management, L.L.C.

            11    Statements re Computations of Net Income Per Share

            27    Financial Data Schedule

(1) Incorporated by reference to the Company's Registration Statement on From S-4 filed April 25, 2000 (No. 333-35512), as amended.
(2)      Incorporated by reference to the Company's Form 8-K dated March 20,
         2000.

(b)  Reports on Form 8-K

On March 21, 2000, we filed a current report on Form 8-K dated March 20, 2000, reporting that we entered into an agreement and plan of merger with Starfish Acquisition Corp., Inc. and Spiros Development Corporation II, Inc.

                                   SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                             DURA PHARMACEUTICALS, INC.



DATE  MAY 10, 2000           /s/ MICHAEL T. BORER
------------------           --------------------
                             (MICHAEL T. BORER)
                              ----------------
                             Senior Vice President and Chief Financial Officer
                             (Principal Financial and Accounting Officer)