Form 10-K405/A
period 1999-12-31
DURA PHARMACEUTICALS INC
filed 2000-08-01
CIK 882098

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

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

Part II:
         Item 5.         Market for Registrant's Common Equity and Related
                         Shareholder Matters........................................................20
         Item 6.         Selected Financial Data....................................................21
         Item 7.         Management's Discussion and Analysis of Financial
                         Condition and Results of Operations........................................22
         Item 7A.        Quantitative and Qualitative Disclosures about Market Risk ................27
         Item 8.         Financial Statements and Supplementary Data................................27
         Item 9.         Changes in and Disagreements with Accountants on
                         Accounting and Financial Disclosure........................................27

Part III:
         Item 10.        Directors and Executive Officers of the Registrant.........................27
         Item 11.        Executive Compensation.....................................................28
         Item 12.        Security Ownership of Certain Beneficial Owners and
                         Management.................................................................28
         Item 13.        Certain Relationships and Related Transactions.............................28

Part IV:
         Item 14.        Exhibits, Financial Statement Schedules and Reports on Form 8-K............29

                         Signatures.................................................................34


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

Leveraging our sales and marketing organization by acquiring rights to market prescription pharmaceutical products and late-stage product development candidates is a foundation of our growth strategy. We have historically focused on products that we judged to have significant commercial potential but were underpromoted or had not been launched at the time of our acquisition. We have also focused on increasing the number of patented and/or branded products in our portfolio. Sales of these products represented 74% of our total pharmaceutical sales in 1999, a substantial increase from 1995 when these products represented only 13% of our total pharmaceutical sales. Our product portfolio includes the following products and product development candidates:


    --------------------------------- --------------------- -------------- ---------------------------------
     PRODUCT/PRODUCT CANDIDATE         INDICATION            STATUS         TARGET PHYSICIAN GROUPS
     --------------------------------- --------------------- -------------- ---------------------------------
     --------------------------------- --------------------- -------------- ---------------------------------
     RESPIRATORY CONDITIONS
     --------------------------------- --------------------- -------------- ---------------------------------
      ALLERGY
     --------------------------------- --------------------- -------------- ---------------------------------
         Nasarel-Registered Trademark-/
         Nasalide-Registered Trademark-  Allergic rhinitis     Approved       Allergy, Primary Care
     --------------------------------- --------------------- -------------- ---------------------------------
       Alocril-TM-                       Itch associated       Approved       Allergy, Primary Care
                                         with allergic
                                         conjunctivitis
     --------------------------------- --------------------- -------------- ---------------------------------
       Entex-Registered Trademark-       Symptoms of nasal     Approved       Allergy, Primary Care
                                         congestion
     --------------------------------- --------------------- -------------- ---------------------------------
      ASTHMA
     --------------------------------- --------------------- -------------- ---------------------------------
       Beclomethasone Spiros-TM-         Asthma                Phase III      Allergy, Pulmonology, Primary
                                                                               Care
     --------------------------------- --------------------- -------------- ---------------------------------
       Budesonide Spiros-TM-             Asthma                Phase II       Allergy, Pulmonology, Primary
                                                                              Care
     --------------------------------- --------------------- -------------- ---------------------------------
     INFECTIOUS DISEASES
     --------------------------------- --------------------- -------------- ---------------------------------
       Ceclor-Registered Trademark- CD   Bacterial infections  Approved       Primary Care, ENT
     --------------------------------- --------------------- -------------- ---------------------------------
       Maxipime-Registered Trademark-    Bacterial infections  Approved       Infectious Disease,
                                                                              Pulmonology,
                                                                              Hematology, Oncology
     --------------------------------- --------------------- -------------- ---------------------------------
       Azactam-Registered Trademark-     Bacterial infections  Approved       Surgery, Infectious Disease,
                                                                              Internal Medicine
     --------------------------------- --------------------- -------------- ---------------------------------
       Tuberculosis products             Tuberculosis          Approved       Infectious Disease
     --------------------------------- --------------------- -------------- ---------------------------------
       Furadantin-Registered Trademark-  Urinary tract         Approved       Primary Care
                                         infections
     --------------------------------- --------------------- -------------- ---------------------------------
     DIABETES
     --------------------------------- --------------------- -------------- ---------------------------------
       Inhaled insulin                   Diabetes              Not disclosed  Marketing rights held by Eli
                                                                              Lilly
     --------------------------------- --------------------- -------------- ---------------------------------


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

ITEM 3.  LEGAL PROCEEDINGS

SETTLEMENT OF THE TERMINATION OF MERGER AGREEMENT WITH SCANDIPHARM, INC. - On December 1, 1997, we terminated a merger agreement with Scandipharm, Inc. entered into on October 20, 1997. On January 16, 1998, Scandipharm filed suit against us for breach of contract. On January 20, 1998, we filed suit against Scandipharm seeking a declaratory judgment that our termination of the merger agreement did not breach the agreement and damages against Scandipharm. On October 4, 1999, we settled all litigation with Scandipharm. Under the terms of the settlement, we paid $3.5 million to Scandipharm, and the parties dismissed all lawsuits filed against one another. The $3.5 million charge was included with other expense in the accompanying consolidated statements of operations for the year ended December 31, 1999.

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


ITEM 6.  SELECTED FINANCIAL DATA


                    SELECTED CONSOLIDATED FINANCIAL DATA
                   (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                            Year Ended December 31,
                                             ------------------------------------------------------
                                               1999       1998        1997       1996        1995
                                             ------------------------------------------------------
STATEMENT OF OPERATIONS DATA (1)

Total revenues                               $301,426   $199,152    $181,323   $104,119    $ 51,502
Net income (loss) (2)                        $ 30,004   $  2,733    $(84,692)  $ 24,328    $(35,778)
Net income (loss) per share (2):
          Basic                              $   0.68   $   0.06    $  (1.93)  $   0.68    $  (1.53)
          Diluted                            $   0.66   $   0.06    $  (1.93)  $   0.60    $  (1.53)

BALANCE SHEET DATA (1)
Cash, cash equivalents and
     short-term investments                  $274,413   $269,412    $385,221   $240,345    $ 67,820
Working capital                              $255,925   $248,237    $392,870   $219,864    $ 59,105
Total assets                                 $883,474   $825,459    $774,880   $504,670    $143,997
Long-term obligations                        $354,154   $352,839    $297,064   $  6,670    $ 15,427
Shareholders' equity                         $441,739   $410,372    $429,277   $443,577    $109,097


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


NET INCOME

Net income for 1999 was $30 million, or $0.66 per diluted share, which included a $3.5 million pre-tax charge in other expense for settling all litigation with Scandipharm, Inc. Net income for 1998 was $2.7 million, or $0.06 per diluted share, which included a pre-tax charge totaling $29.3 million for the write-down of product rights whose values we deemed impaired, as well as the $4.9 million after-tax impact of consolidating the operations of DJ Pharma. Net loss for 1997 was $84.7 million, or $1.93 per diluted share, which included pre-tax charges totaling $137.6 million for acquired in-process technology, purchase options and other items. If these charges were excluded, we would have reported net income of $32.4 million, or $0.71 per diluted share, for 1999, net income of $25.5 million, or $0.53 per diluted share, for 1998, and net income of $47.4 million, or $0.99 per diluted share, for 1997. A more detailed discussion of these charges is presented below under "Nonrecurring Items."

SALES AND GROSS PROFIT

Sales for 1999 increased $95.6 million, or 70%, over 1998. This increase is due primarily to +sales of Maxipime and Azactam, which we acquired in December 1998 and began selling effective January 1999, as well as increases in the sales of our promoted products Ceclor CD and Nasarel. Gross profit, or sales less cost of sales, for 1999 increased $79 million, or 74%, over 1998 as a result of the increase in sales in 1999. Gross profit as a percentage of sales increased to 80% in 1999 compared to 79% in 1998 and 1997. Sales in 1998 decreased $14.3 million, or 9%, from 1997 due primarily to a decline in sales of some of our cough, cold and allergy products, partially offset by an increase in sales of Myambutol, acquired in August 1998. Gross profit for 1998 decreased $11.5 million, or 10%, from 1997 as a result of the decrease in sales in 1998.

CONTRACT REVENUE

Contract revenue relates primarily to amounts received by us for development work we perform on our Spiros pulmonary drug delivery system, as well as milestone and technology access payments, under agreements with Spiros Corp. II and Lilly. Contract revenues for 1999 were $69.7 million, of which $55.5 million was from Spiros Corp. II, as compared to $63 million, of which $47.8 million was from Spiros Corp. II, for 1998. Contract revenues for 1998 increased $32.1 million, or 104%, over 1997 due to increased development activity conducted under the agreements discussed above. Contract revenues totaled $25.9 million from Spiros Development Corporation and Spiros Corp. II in 1997. Contract revenues may fluctuate from period to period based on the level of research funding received as well as the achievement of milestones and receipt of technology access payments from our partners. See "Liquidity and Capital Resources" below and note 6 of the notes to the consolidated financial statements for discussion of the Company's March 2000 definitive merger agreement with Spiros Corp. II. The merger with Spiros Corp. II, if completed, will likely result in a significant reduction of our contract revenue even though the Company will continue to incur the related development costs.

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

PRODUCT RIGHTS AMORTIZATION

Product rights amortization for 1999 increased $7.4 million, or 58%, over 1998, and increased as a percentage of total revenues from 6% in 1998 to 7% in 1999. The dollar and percentage increases are due to the purchase of Myambutol in August 1998, as well as the purchases of Maxipime and Azactam on December 31, 1998. These increases were partially offset by a decrease in amortization of $1 million resulting from the write down of the Rondec product rights in 1998. Product rights amortization for 1998 increased $1.2 million, or 10%, over 1997, and remained consistent as a percentage of total revenues at 6% in 1997 and 1998. The dollar increase is due to the purchase of Myambutol in August 1998 and the purchases of Nasarel and Nasalide in May 1997.

NONRECURRING ITEMS

SETTLEMENT OF THE TERMINATION OF MERGER AGREEMENT WITH SCANDIPHARM, INC. - On December 1, 1997, we terminated a merger agreement with Scandipharm, Inc. entered into on October 20, 1997. On January 16, 1998, Scandipharm filed suit against us for breach of contract. On January 20, 1998, we filed suit against Scandipharm seeking a declaratory judgment that our termination of the merger agreement did not breach the agreement and damages against Scandipharm. On October 4, 1999, we settled all litigation with Scandipharm. Under the terms of the settlement, we paid $3.5 million to Scandipharm, and the parties dismissed all lawsuits filed against one another. The $3.5 million charge was included with other expense in the accompanying consolidated statements of operations for the year ended December 31, 1999.

IMPAIRMENT OF LONG-TERM ASSETS - We periodically evaluate our ability to recover the carrying value of our long-term assets. In the fourth quarter of 1998, management concluded that we would not recover the carrying value of the Rondec product line and, accordingly, recorded a nonrecurring charge of $29.3 million. The primary event that led management to conclude that the value of the Rondec product line was impaired was the licensing of the marketing and distribution rights for these products to DJ Pharma. The four-year period in which we are to receive royalties from the sale of these products is significantly less than the number of years management would have expected to receive cash flows from these products had they not been out-licensed. In addition, sales of the Rondec products declined significantly beginning in 1998 as we focused our promotion efforts away from our branded generic products such as Rondec and toward our patent protected and proprietary products. The impairment write down was measured based on a discounted cash flow forecast taking into consideration the terms of the licensing agreement with DJ Pharma.

In 1997, management concluded that the decline in the fair value of an investment in equity securities was "other than temporary" as our carrying value of the securities exceeded their fair value for the entire second half of 1997. Accordingly, we recorded a charge of $2.9 million to write down the investment to its estimated fair value, which was determined based on quoted market prices.

ACQUIRED IN-PROCESS TECHNOLOGY - The charge for acquired in-process technology in 1997 relates to our acquisition of Spiros Corp. At the date of the acquisition, Spiros Corp. owned the rights to develop and market Spiros with certain compounds. The use of Spiros with each of these compounds required significant further development and regulatory approval before they could be made available for sale. The excess of the purchase price over the fair value of the net tangible assets was allocated to in-process technology. We concluded that due to the additional development and testing to be performed and regulatory approvals required, the commercial viability of the technology acquired in this acquisition had not yet been established. As such, a charge to earnings was recorded for the portion of the purchase price allocated to in-process technology.

ACQUIRED PURCHASE OPTIONS - In connection with the formation of Spiros Corp. II in 1997, we contributed $75 million as consideration for the options to acquire the rights to certain products from Spiros Corp. II. We concurrently recorded charges for this purchase option for the amount of cash contributed to Spiros Corp. II.

BUY-OUT OF ROYALTY AGREEMENT - In December 1997, we terminated a ten-year royalty agreement which we entered into in 1994. The agreement required us to make quarterly royalty payments based on sales in specified sales territories. As consideration for terminating the agreement, we made a cash payment of $11.3 million (paid in January 1998) and issued a warrant to purchase 200,000 shares of our common stock for $45.12 per share. The estimated fair value of the warrant at issuance was $2.5 million which, when combined with the cash payment, resulted in a nonrecurring charge in 1997 of $13.8 million.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) Identification of Directors. The information under the caption "Election of Directors," appearing in the Proxy Statement to be filed for the 2000 Annual Meeting of Shareholders is incorporated herein by reference.

(b) Identification of Executive Officers. The information under the caption "Executive Officers," appearing in the Proxy Statement to be filed for the 2000 Annual Meeting of Shareholders is incorporated herein by reference.

(c) Compliance with Section 16(a) of the Exchange Act. The information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance," appearing in the Proxy Statement to be filed for the 2000 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information under the heading "Executive Compensation and Other Information" appearing in the Proxy Statement to be filed for the 2000 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information under the headings "Principal Stockholders" and "Security Ownership of Management," appearing in the Proxy Statement to be filed for the 2000 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information under the headings "Election of Directors," "Executive Compensation and Other Information" and "Certain Relationships and Related Transactions," appearing in the Proxy Statement to be filed for the 2000 Annual Meeting of Shareholders is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      (1)  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

See attached Index to Consolidated Financial Statements.

(a)      (2)  FINANCIAL STATEMENT SCHEDULES

                                   SCHEDULE II


                           DURA PHARMACEUTICALS, INC.
                 CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997
                                  IN THOUSANDS


                                  BALANCE AT                                       BALANCE AT
                                  BEGINNING                                            END
                                   OF YEAR        ADDITIONS        DEDUCTIONS        OF YEAR
Allowance for
   doubtful accounts:

         1999                      $ 3,739       $ 1,938 (a)     $ (2,091) (b)      $ 3,586

         1998                      $ 3,215       $ 2,333 (a)     $ (1,809) (b)      $ 3,739

         1997                      $ 1,420       $ 2,566 (a)     $   (771) (b)      $ 3,215

Accrued product
   returns:

         1999                      $ 3,840       $ 8,896 (a)     $ (8,148) (c)      $ 4,588

         1998                      $ 2,699       $10,433 (a)     $ (9,292) (c)      $ 3,840

         1997                      $ 3,741       $ 2,501 (a)     $ (3,543) (c)      $ 2,699


(a) Provision charged to earnings.
(b) Accounts written off.
(c) Product returns received.

(a)(3)  EXHIBITS

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

20)     10.33        Supply Agreement for Maxipime-Registered Trademark- and
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

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment no. 1 to the Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:      July 31, 2000              DURA PHARMACEUTICALS, INC.
       ---------------------

                                      By:   /s/ Cam L. Garner
                                            ------------------------------------
                                            Cam L. Garner,
                                            Chairman and Chief Executive Officer


         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS AMENDMENT NO. 1 TO THE ANNUAL REPORT ON FORM 10-K/A HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.



Signature                                         Title                            Date
---------                                         -----                            ----

/s/ Cam L. Garner                              Chairman and                      July 31, 2000
--------------------------------           Chief Executive Officer               -------------
(Cam L. Garner)                         (Principal Executive Officer)

/s/ Michael T. Borer                      Senior Vice President and              July 31, 2000
--------------------------------           Chief Financial Officer               -------------
(Michael T. Borer)                (Principal Financial and Accounting Officer)

/s/ James C. Blair, Ph.D.*                       Director                        July 31, 2000
--------------------------------                                                 -------------
(James C. Blair, Ph.D.)

/s/ Joseph C. Cook, Jr.*                         Director                        July 31, 2000
--------------------------------                                                 -------------
(Joseph C. Cook, Jr.)

/s/ David F. Hale*                               Director                        July 31, 2000
--------------------------------                                                 -------------
(David F. Hale)

/s/ F. Richard Nichol, Ph.D.*                    Director                        July 31, 2000
--------------------------------                                                 -------------
(F. Richard Nichol, Ph.D.)

/s/ Gordon V. Ramseier*                          Director                        July 31, 2000
--------------------------------                                                 -------------
(Gordon V. Ramseier)

/s/ Charles G. Smith, Ph.D.*                     Director                        July 31, 2000
--------------------------------                                                 -------------
(Charles G. Smith, Ph.D.)

*By:  /s/ Cam L. Garner
--------------------------------
(Cam L. Garner)
ATTORNEY-IN-FACT AND AGENT


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

   Consolidated Statements of Shareholders' Equity...........................F-4

   Notes to Consolidated Financial Statements................................F-5

   Independent Auditors' Report ............................................F-20


--------------------------------------------------------------------------------
DURA PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                                                DECEMBER 31,
                                                                                            1999            1998
--------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                                                             $     63,631    $     31,113
  Short-term investments                                                                     210,782         238,299
  Accounts and other receivables                                                              44,632          24,627
  Inventory                                                                                   12,938           9,006
  Other current assets                                                                        11,523           7,440
--------------------------------------------------------------------------------------------------------------------
     Total current assets                                                                    343,506         310,485

License agreements and product rights                                                        389,631         377,250
Property                                                                                      93,333          85,374
Other assets                                                                                  57,004          52,350
--------------------------------------------------------------------------------------------------------------------
Total                                                                                   $    883,474    $    825,459
                                                                                        ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                      $     11,411    $      8,893
  Accrued liabilities                                                                         74,305          46,557
  Current portion of long-term obligations                                                     1,865           6,798
--------------------------------------------------------------------------------------------------------------------
     Total current liabilities                                                                87,581          62,248

Convertible subordinated notes                                                               287,500         287,500
Other long-term obligations                                                                   66,654          65,339
--------------------------------------------------------------------------------------------------------------------
     Total liabilities                                                                       441,735         415,087
--------------------------------------------------------------------------------------------------------------------
Commitments and contingencies (Notes 4, 6, 8 and 13)

Shareholders' equity:
  Preferred stock, par value $.001, shares authorized - 5,000,000;
    no shares issued or outstanding
  Common stock, par value $.001, shares authorized - 200,000,000;
    issued and outstanding - 44,239,660 (1999) and 44,083,652 (1998)                              44              44
  Additional paid-in capital                                                                 579,929         580,210
  Accumulated other comprehensive income (loss)                                               (1,230)            454
  Warrant subscriptions receivable                                                            (6,057)         (9,385)
  Accumulated deficit                                                                       (130,947)       (160,951)
--------------------------------------------------------------------------------------------------------------------
     Total shareholders' equity                                                              441,739         410,372
--------------------------------------------------------------------------------------------------------------------
Total                                                                                   $    883,474    $    825,459
                                                                                        ============    ============


See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------
DURA PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

                                                                                    YEAR ENDED DECEMBER 31,
                                                                         --------------------------------------------
                                                                             1999            1998            1997
---------------------------------------------------------------------------------------------------------------------
Revenues:
  Sales                                                                  $   231,776     $   136,193     $   150,476
  Contract                                                                    69,650          62,959          30,847
---------------------------------------------------------------------------------------------------------------------
     Total revenues                                                          301,426         199,152         181,323

Operating costs and expenses:
  Cost of sales                                                               45,839          29,263          32,081
  Clinical, development and regulatory                                        52,977          43,876          25,288
  Selling, general and administrative                                        133,311          91,283          52,728
  Product rights amortization                                                 20,242          12,807          11,604
  Charges for acquired in-process technology, purchase
    options and other nonrecurring items (Note 12)                                            29,332         137,639
---------------------------------------------------------------------------------------------------------------------
     Total operating costs and expenses                                      252,369         206,561         259,340
---------------------------------------------------------------------------------------------------------------------
Operating income (loss)                                                       49,057          (7,409)        (78,017)
---------------------------------------------------------------------------------------------------------------------
Other:
  Interest income                                                             17,363          21,780          17,960
  Interest expense                                                           (18,175)        (12,059)         (5,816)
  Other - net                                                                 (3,797)           (486)            (14)
---------------------------------------------------------------------------------------------------------------------
     Total other                                                              (4,609)          9,235          12,130
---------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                                             44,448           1,826         (65,887)
Provision (benefit) for income taxes                                          14,444            (907)         18,805
---------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                           $ 30,004     $     2,733     $   (84,692)
                                                                            =========================================

Net income (loss) per share:
  Basic                                                                     $   0.68     $      0.06     $     (1.93)
  Diluted                                                                   $   0.66     $      0.06     $     (1.93)

Weighted average number of common shares:
  Basic                                                                       44,132          46,028          43,828
  Diluted                                                                     45,672          47,809          43,828


See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------
DURA PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
--------------------------------------------------------------------------------


                                                                                            YEAR ENDED DECEMBER 31,
                                                                                 --------------------------------------------
                                                                                    1999             1998             1997
-----------------------------------------------------------------------------------------------------------------------------
Operating activities:
      Net income (loss)                                                          $  30,004         $  2,733        $ (84,692)
      Adjustments to reconcile net income (loss) to net cash
        provided by (used for) operating activities:
        Depreciation and amortization                                               32,058           20,454           15,209
        Noncash portion of charges for acquired in-process
          technology, purchase options and other                                                     29,332           49,146
        Changes in assets and liabilities:
          Accounts and other receivables                                           (20,005)          16,360          (16,040)
          Inventory                                                                 (3,758)           6,195           (7,739)
          Other assets                                                               7,254          (21,776)          (5,215)
          Accounts payable and accrued liabilities                                  27,952            9,956           35,574
-----------------------------------------------------------------------------------------------------------------------------
               Net cash provided by (used for) operating activities                 73,505           63,254          (13,757)
-----------------------------------------------------------------------------------------------------------------------------
Investing activities:
      Sales and maturities of short-term investments                               300,110          385,570          177,367
      Purchases of short-term investments                                         (274,277)        (310,374)        (381,127)
      Capital expenditures                                                         (17,420)         (42,201)         (24,079)
      Company and product acquisitions                                             (40,557)        (107,827)         (76,973)
      Other                                                                         (5,531)          (6,250)          (1,514)
-----------------------------------------------------------------------------------------------------------------------------
               Net cash used for investing activities                              (37,675)         (81,082)        (306,326)
-----------------------------------------------------------------------------------------------------------------------------
Financing activities:
      Issuance of common stock and warrants                                          4,519            7,164            9,310
      Issuance of convertible subordinated notes - net                                                               278,175
      Repurchase of common stock                                                      (831)         (27,226)
      Principal payments on long-term obligations                                   (7,000)          (3,000)         (26,500)
-----------------------------------------------------------------------------------------------------------------------------
               Net cash provided by (used for) financing activities                 (3,312)         (23,062)         260,985
-----------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                32,518          (40,890)         (59,098)
Cash and cash equivalents at beginning of year                                      31,113           72,003          131,101
-----------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                         $  63,631        $  31,113        $  72,003
                                                                                 ============================================

Supplemental disclosure of cash flow information:
      Cash paid during the year for:
        Interest (net of amounts capitalized)                                    $  10,140        $   9,706
        Income taxes                                                             $   4,506        $   7,418        $   6,578


See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------
DURA PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------


                                                                      COMMON STOCK       ADDITIONAL                  ACCUMULATED
                                                                -----------------------    PAID-IN    COMPREHENSIVE   OTHER COMP.
                                                                   SHARES      AMOUNT      CAPITAL       INCOME         INCOME
---------------------------------------------------------------------------------------------------------------------------------
 Balance, January 1, 1997                                             43,184   $525,350                              $    (38)

 Exercise of stock options and warrants                                1,527      6,028   $    1,444
 Issuance of par value $.001 common stock in connection with
     reincorporation                                                           (531,333)     531,333
 Issuance of common stock in connection with the purchase of
     Spiros Corp. callable common stock                                  897          1       43,728
 Collections on warrant subscriptions receivable
 Issuance of common stock warrants                                                            15,130
 Income tax benefit from stock options exercised                                              13,356
 Comprehensive income:
     Net loss                                                                                          $ (84,692)
     Other comprehensive income (loss):
        Unrealized gain on available-for-sale short-term
        investments                                                                                          214          214
                                                                                                       ----------
           Comprehensive loss                                                                          $ (84,478)
-----------------------------------------------------------------------------------------------------  ==========  ---------------
 Balance, December 31, 1997                                           45,608         46      604,991                      176

 Collections on warrant subscriptions receivable
 Exercise of stock options and warrants                                  803                   4,306
 Repurchase of common stock                                           (2,327)        (2)     (27,226)
 Income tax effect from stock options exercised and
     collections on warrant subscriptions receivable                                          (1,861)
 Comprehensive income:
     Net income                                                                                        $   2,733
     Other comprehensive income:
        Unrealized gain on available-for-sale short-term
           investments                                                                                       278          278
                                                                                                       ---------
           Comprehensive income                                                                        $   3,011
-----------------------------------------------------------------------------------------------------  =========  ----------------
 Balance, December 31, 1998                                           44,084         44      580,210                      454

 Collections on warrant subscriptions receivable
 Exercise of stock options and warrants                                  231                   1,191
 Repurchase of common stock                                              (75)                   (831)
 Income tax effect from stock options exercised and
collections
     on warrant subscriptions receivable                                                        (641)
 Comprehensive income:
     Net income                                                                                        $  30,004
     Other comprehensive income:
        Unrealized loss on available-for-sale short-term
           investments                                                                                    (1,684)      (1,684)
                                                                                                       ---------
           Comprehensive income                                                                        $  28,320
----------------------------------------------------------------------------------------------------   =========  ----------------
 Balance, December 31, 1999                                           44,240   $     44   $  579,929                 $ (1,230)



                                                                 WARRANT
                                                               SUBSCRIPTIONS     ACCUMULATED
                                                                 RECEIVABLE        DEFICIT       TOTAL
                                                             ------------------------------------------
 Balance, January 1, 1997                                        $   (2,743)     $   (78,992)  $  443,577

 Exercise of stock options and warrants                                                             7,472
 Issuance of par value $.001 common stock in connection with reincorporation
 Issuance of common stock in connection with the purchase of
     Spiros Corp. callable common stock                                                            43,729
 Collections on warrant subscriptions receivable                      3,141                         3,141
 Issuance of common stock warrants                                  (12,650)                        2,480
 Income tax benefit from stock options exercised                                                   13,356
 Comprehensive income:
     Net loss                                                                        (84,692)     (84,692)
     Other comprehensive income (loss):
        Unrealized gain on available-for-sale short-term
        investments                                                                                   214

           Comprehensive loss
---------------------------------------------------------------------------------------------------------
 Balance, December 31, 1997                                         (12,252)        (163,684)     429,277

 Collections on warrant subscriptions receivable                      2,867                         2,867
 Exercise of stock options and warrants                                                             4,306
 Repurchase of common stock                                                                       (27,228)
 Income tax effect from stock options exercised and
     collections on warrant subscriptions receivable                                               (1,861)
 Comprehensive income:
     Net income                                                                        2,733        2,733
     Other comprehensive income:
        Unrealized gain on available-for-sale short-term
           investments                                                                                278

           Comprehensive income
---------------------------------------------------------------------------------------------------------
 Balance, December 31, 1998                                          (9,385)        (160,951)     410,372

 Collections on warrant subscriptions receivable                      3,328                         3,328
 Exercise of stock options and warrants                                                             1,191
 Repurchase of common stock                                                                          (831)
 Income tax effect from stock options exercised and
collections
     on warrant subscriptions receivable                                                             (641)
 Comprehensive income:
     Net income                                                                       30,004       30,004
     Other comprehensive income:
        Unrealized loss on available-for-sale short-term
           investments                                                                             (1,684)

           Comprehensive income
---------------------------------------------------------------------------------------------------------
 Balance, December 31, 1999                                      $   (6,057)     $  (130,947)  $  441,739


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

The Company extends credit on an uncollateralized basis primarily to wholesale drug distributors and retail pharmacy chains throughout the United States. Historically, the Company has not experienced significant credit losses on its customer accounts. The balance of the Company's allowance for doubtful accounts at December 31, 1999 and 1998 was $3.6 million and $3.7 million, respectively.

INVENTORY - Inventory is stated at the lower of cost (first-in, first-out method) or market and is comprised primarily of finished goods and samples.

PROPERTY - Property is stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets as follows:


         Description                            Lives
         -------------------------------------- ---------------------
         Buildings                              7-40 years
         Machinery and equipment                3-10 years
         Furniture and fixtures                 5-7 years


LICENSE AGREEMENTS AND PRODUCT RIGHTS - The cost of license agreements and product rights are capitalized and amortized on a straight-line basis over the periods estimated to be benefited, ranging from 6 to 25 years. Useful lives are estimated by management based on factors such as patent life, market size and growth trends, barriers to competitive entry, stability of therapeutic class and strength of competing products.

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

REVENUE RECOGNITION - Revenues from product sales are recognized upon shipment, net of allowances for returns, estimated health insurer rebates and wholesaler chargebacks for contractual price discounts owed to retail pharmacies. The Company is obligated to accept from customers the return of pharmaceuticals which have reached their expiration date. Contract revenue from research and development arrangements is recognized as the contractual services are provided. None of the contract research and development revenues recognized by the Company are refundable in the event the related research is unsuccessful. Payments received in advance of performance are recorded as deferred revenue.

CLINICAL, DEVELOPMENT AND REGULATORY EXPENSES - Clinical, development and regulatory costs are expensed as incurred.

NET INCOME (LOSS) PER SHARE - The Company presents basic and diluted earnings per share amounts. Basic earnings per share is calculated based on the weighted average number of shares outstanding during the year, while diluted earnings per share also gives effect to all potential dilutive common shares outstanding during each year such as options, warrants, convertible securities and contingently issuable shares. The Company incurred a net loss in 1997 and, as such, the weighted average number of shares used for diluted earnings per share do not include potential dilutive common shares as their inclusion would be antidilutive. Potential dilutive common shares which total 10,253,258, 7,753,484 and 14,484,342 as of December 31, 1999, 1998 and 1997, respectively, are excluded from diluted net income per share as their inclusion would be antidilutive.

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

3.   SHORT-TERM INVESTMENTS

The following is a summary of short-term investments as of December 31, 1999 and 1998 (in thousands):


                                                                           UNREALIZED     ESTIMATED
                                                               COST      GAINS/(LOSSES)   FAIR VALUE
December 31, 1999:
  U.S. government securities                                   $111,324       $  (964)       $110,360
  U.S. corporate debt securities                                100,688          (266)        100,422
                                                               --------       --------       --------

Total                                                          $212,012       $ (1,230)      $210,782
                                                               ========       ========       ========


December 31, 1998:
  U.S. government securities                                   $ 60,818       $    142       $ 60,960
  U.S. corporate debt securities                                177,027            312        177,339
                                                               --------       --------       --------

Total                                                          $237,845       $    454       $238,299
                                                               ========       ========       ========


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
                                                       =========       =========


4.   LICENSE AGREEMENTS AND PRODUCT RIGHTS

The Company has acquired or in-licensed various prescription pharmaceuticals. The following is a summary of license agreements and product rights as of December 31, 1999 and 1998 (in thousands):


                                                                                      AMORTIZATION
                                                              1999          1998         PERIOD
Products - at cost:
  Maxipime-Registered Trademark-/
    Azactam-Registered Trademark-                         $ 130,860      $ 113,909      25 years
  Ceclor-Registered Trademark-CD                             94,377         79,377      25 years
  Nasarel-Registered Trademark-/
    Nasalide-Registered Trademark-                           85,298         85,298      25 years
  Myambutol-Registered Trademark-                            57,657         44,584      20 years
  Entex-Registered Trademark- products                       44,655         44,655      15 years
  Other                                                      21,940         34,423    6-25 years
                                                            434,787        402,246
Less accumulated amortization                               (45,156)       (24,996)
                                                          ---------      ---------

License agreements and product rights                     $ 389,631      $ 377,250
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

SPIROS DEVELOPMENT CORPORATION II, INC. - On December 22, 1997, Spiros Corp. II completed a $101 million public offering of units ("Offering"). Under agreements described below, Spiros Corp. II is using the net proceeds of $94 million from the Offering and a $75 million contribution from Dura to develop Spiros and Spiros applications for use with the drugs albuterol, beclomethasone, budesonide and additional designated compounds ("Compounds"). The Offering consisted of 6,325,000 units sold at $16.00 per unit. Each unit consisted of one share of Spiros Corp. II callable common stock and a warrant ("SDCII warrants") to purchase one-fourth of one share of the Company's common stock. The SDCII warrants are exercisable from January 1, 2000 through December 31, 2002 at an exercise price of $54.84 per share of Dura common stock. As holder of 100% of Spiros Corp. II's special common stock, the Company has the right ("Stock Purchase Option") through December 31, 2002 to purchase all, but not less than all, of the then outstanding shares of Spiros Corp. II callable common stock at predetermined prices. However, the Company is not obligated to purchase such shares of Spiros Corp. II. The purchase price was $24.01 per share (an aggregate of $151.9 million) through December 31, 1999 and increases on a quarterly basis thereafter to a maximum of $45.95 per share (an aggregate of $290.6 million) on December 31, 2002. Such purchase price may be paid, at the Company's option, in cash, shares of the Company's common stock, or any combination of the two. In addition, Dura received an option, through specified dates, to acquire Spiros Corp. II's exclusive rights for the use of Spiros with albuterol and with a second product other than albuterol. A purchase option expense of $75 million, representing the cash contributed to Spiros Corp. II, was recorded in 1997. In 1997, the Company also recorded a warrant subscriptions receivable and corresponding increase in additional paid-in capital of $12.7 million representing the estimated fair market value of the SDCII warrants. A portion of the cash payment received from Spiros Corp. II for services provided by the Company pursuant to the agreements discussed below is allocated to the warrant subscriptions receivable to reflect collection by the Company of the fair value of the SDC II warrants as of their issuance date. At December 31, 1999, the Company had a remaining SDCII warrant subscriptions receivable of $6.1 million.

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

COMMON STOCK WARRANTS - The following table summarizes common stock warrants outstanding at December 31, 1999 (in thousands, except per share amounts):


                                    WARRANTS     SHARES COVERED    EXERCISE PRICE       EXPIRATION
WARRANT DESCRIPTION               OUTSTANDING      BY WARRANTS        PER SHARE            DATE
Series W warrants                       240               672            $ 2.38      September 2000
Series S warrants                       700             1,680            $19.47      December 2000
SDCII warrants                        6,325             1,581            $54.84      December 2002
Other                                   200               200            $45.12      December 2002
                                    -------           -------
Total outstanding                     7,465             4,133
                                    =======           =======


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

The Plan provides that in the event of a change in the controlling ownership of the Company's common stock all outstanding options shall become fully exercisable immediately prior to the effective date of such transaction and shall terminate upon such effective date. The Board of Directors may also grant officers of the Company limited stock appreciation rights in tandem with their outstanding options. In addition, limited stock appreciation rights are granted in connection with all automatic option grants under the Plan. Upon the occurrence of a hostile takeover, as defined, each outstanding option with such a limited stock appreciation right in effect for at least six months will automatically be canceled in return for a cash distribution from the Company in an amount equal to the excess of the takeover price, as defined, over the aggregate exercise price. As of December 31, 1999 and 1998, options to purchase 369,000 and 264,000 shares of common stock, respectively, were outstanding with limited stock appreciation rights.

The following table summarizes stock option activity under the Plan:


                                                                 SHARES                        WEIGHTED
                                                    -----------------------------------        AVERAGE
                                                     OPTIONS         OPTIONS AVAILABLE      EXERCISE PRICE
                                                    OUTSTANDING          FOR GRANT             PER SHARE
Balance, January 1, 1997                                 3,384,510            344,618           $15.52
  Options authorized                                                        1,600,000
  Options granted                                        1,935,175         (1,935,175)          $36.42
  Options exercised                                       (745,020)                             $ 6.40
  Options canceled                                        (805,478)           805,478           $35.71

Balance, December 31, 1997                               3,769,187            814,921           $22.67
  Options authorized                                                        1,000,000
  Options granted                                        3,458,013         (3,458,013)          $14.90
  Options exercised                                       (310,466)                             $ 6.55
  Options canceled                                      (3,146,620)         3,146,620           $30.02
                                                 ------------------ ------------------

Balance, December 31, 1998                               3,770,114          1,503,528           $10.53
  Options authorized                                                        1,500,000
  Options granted                                        1,880,475         (1,880,475)          $12.72
  Options exercised                                       (158,354)                             $ 7.29
  Options canceled                                        (242,251)           242,251           $10.57
                                                 ------------------ ------------------

Balance, December 31, 1999                               5,249,984          1,365,304           $11.80
                                                 ================== ==================

Exercisable, December 31, 1997                           1,386,911                              $12.61
                                                 ==================

Exercisable, December 31, 1998                           1,325,347                              $10.77
                                                 ==================

Exercisable, December 31, 1999                           2,016,146                              $11.49
                                                 ==================

Separately during 1998, the Company granted 192,308 options (54,889 exercisable at December 31, 1999) to a newly-hired executive officer pursuant to a stock option agreement. The options have an exercise price of $10.31 per share, vest ratably over a four-year period, and expire ten years from the date of grant.

The following table summarizes information concerning all outstanding and exercisable options as of December 31, 1999:


                                             OPTIONS OUTSTANDING                   OPTIONS EXERCISABLE
                                      -----------------------------------     ----------------------------
                                        WEIGHTED AVERAGE      WEIGHTED                         WEIGHTED
      RANGE OF            NUMBER      REMAINING CONTRACTUAL    AVERAGE           NUMBER         AVERAGE
  EXERCISE PRICES      OUTSTANDING        LIFE (YEARS)        EXERCISE        EXERCISABLE      EXERCISE
                                                                PRICE                            PRICE
$ 0.25 - $ 5.00               256,050          3.6                 $ 3.60            256,050        $ 3.57
$ 5.01 - $10.00             1,225,198          7.7                 $ 8.21            622,662        $ 7.56
$10.01 - $20.00             3,777,665          8.9                 $11.97          1,020,786        $12.44
$20.01 - $30.00               129,379          7.4                 $27.76            118,211        $28.03
$30.01 - $39.94                54,000          7.4                 $39.43             53,326        $39.49
----------------------------------------------------------------------------------------------------------
                            5,442,292          8.3                 $11.38          2,071,035        $11.46
                            ==============================================================================

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


                                            1999           1998          1997
Expected dividend yield                     None           None          None

Expected stock price volatility              40%            45%           40%

Risk-free interest rate                     5.6%           5.2%          6.1%

Expected life of options                 5 years        5 years       5 years


10.   INCOME TAXES

The provision (benefit) for income taxes consisted of the following components (in thousands):


                                                        1999             1998             1997
Current:
  Federal                                            $ 12,633         $ 12,843         $ 21,617
  State                                                   340            1,007            2,833
                                                     --------         --------         --------
Total                                                  12,973           13,850           24,450
                                                     --------         --------         --------
Deferred:
  Federal                                               2,079          (14,448)          (5,424)
  State                                                  (608)            (309)            (221)
                                                     --------         --------         --------

Total                                                   1,471          (14,757)          (5,645)
                                                     --------         --------         --------

Provision (benefit) for income taxes                 $ 14,444         $   (907)        $ 18,805
                                                     ========         ========         ========


A reconciliation of the income tax provision (benefit) based on federal statutory rates and income (loss) before income taxes to the provision (benefit) for income taxes as reported is as follows (in thousands):


                                                                      1999             1998             1997
Provision (benefit) at statutory rates                             $ 15,557          $   639         $(23,060)
Charges not deductible or recognizable
  for tax purposes                                                                                     43,351
State income tax expense (benefit), net                                (340)             326            1,779
Change in beginning of year deferred tax valuation
  allowance                                                            (652)                           (1,545)
Impact of foreign income taxed at different rates                      (722)            (260)            (364)
NOL carryforwards utilized                                                              (515)          (1,015)
Research and development tax credits                                   (325)            (583)
Federal alternative minimum tax (credit)                                                (235)
Other                                                                   926             (279)            (341)
                                                                   --------          -------         --------

Provision (benefit) for income taxes                               $ 14,444          $  (907)        $ 18,805
                                                                   ========          =======         ========


Deferred tax assets and liabilities reflect the impact of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts recognized for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 1999 and 1998 are as follows (in thousands):


                                                                    1999           1998
Deferred tax assets:
  Net operating loss carryforwards                               $  17,189      $   18,227
  Capitalized research and development                               6,990           6,990
  Research and development credit carryforwards                      1,036
  Reserves and accruals not currently deductible                    22,661          21,851
  Other                                                                388             593
                                                                 ---------      ----------

           Total deferred tax assets                                48,264          47,661

Deferred tax liabilities:
  Depreciation and amortization                                     (4,458)         (1,732)
  Valuation allowance for deferred tax assets                      (25,610)        (26,262)
                                                                 ---------      ----------

           Total deferred tax liabilities                          (30,068)        (27,994)
                                                                 ---------      ----------

Net deferred tax assets                                          $  18,196      $   19,667
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

11.  DJ PHARMA, INC.

In July 1998, the Company entered into a series of agreements with a newly-formed, privately held company, DJ Pharma, Inc. ("DJ Pharma"), for the co-promotion of the Company's Keftab, Rondec-Registered Trademark-, and certain cough, cold and allergy product lines. DJ Pharma also received an option to license from the Company the exclusive U.S. marketing and distribution rights to these products which it exercised on October 1, 1998. The book value of these product rights was $18.8 million as of December 31, 1998. In exchange for the licensing of the products, Dura received interest-bearing notes receivable totaling $20 million and will receive a percentage of the sales of such products by DJ Pharma over a four-year period. Up to $8 million of the notes is subject to forgiveness in the event that the licensed cough, cold and allergy products cannot be sold on a prescription-only basis through December 31, 2006.

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
                                                           =============   =============


IMPAIRMENT OF LONG-TERM ASSETS - The Company periodically evaluates its ability to recover the carrying value of its long-term assets. In the fourth quarter of 1998, management concluded that the Company would not recover the carrying value of the Rondec product line and, accordingly, recorded a nonrecurring charge of $29.3 million. The primary event that led management to conclude that the value of the Rondec product line was impaired was the licensing of the marketing and distribution rights for these products to DJ Pharma (see Note 11). The four-year period in which the Company is to receive royalties from the sale of these products is significantly less than the number of years management would have expected to receive cash flows from these products had they not been out-licensed. In addition, sales of the Rondec products declined significantly beginning in 1998 as the Company focused its promotion efforts away from its branded generic products such as Rondec and toward Dura's patent protected and proprietary products. The impairment write down was measured based on a discounted cash flow forecast taking into consideration the terms of the licensing agreement with DJ Pharma.

In 1997, management concluded that the decline in the fair value of an investment in equity securities was "other than temporary" as the Company's carrying value of the securities exceeded their fair value for the entire second half of 1997. Accordingly, the Company recorded a charge of $2.9 million to write down the investment to its estimated fair value, which was determined based on quoted market prices.

ACQUIRED IN-PROCESS TECHNOLOGY - The charge for acquired in-process technology in 1997 relates to the Company's acquisition of Spiros Corp. (see Note 6). At the date of the acquisition, Spiros Corp. owned the rights to develop and market Spiros with certain compounds. The use of Spiros with each of the compounds required significant further development and regulatory approval before they could be made available for sale. The excess of the purchase price over the fair value of the net tangible assets was allocated to in-process technology. The Company concluded that due to the additional development and testing to be performed and regulatory approvals required, the commercial viability of the technology acquired in this acquisition had not yet been established. As such, a charge to earnings was recorded for the portion of the purchase price allocated to in-process technology. Such acquired in-process technology was licensed to Spiros Corp. II upon its formation (see Note 6).

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

The following table summarizes information about the Company's operating segments for the years ended December 31, 1999, 1998, and 1997 (in thousands):


                                                         PHARMACEUTICAL     RESEARCH AND
                                                           PRODUCTS          DEVELOPMENT     CORPORATE      CONSOLIDATED
Total revenues                           1999             $  232,589         $   68,837                      $ 301,426
                                         1998             $  138,025         $   61,127                      $ 199,152
                                         1997             $  151,850         $   29,473                      $ 181,323

Operating income (loss) (1)              1999             $   37,458         $   11,599                      $  49,057
                                         1998             $  (20,600)        $   13,191                      $  (7,409)
                                         1997             $   43,965         $ (121,982)                     $ (78,017)

Identifiable assets                      1999             $  449,832         $   58,330     $ 375,312        $ 883,474
                                         1998             $  413,565         $   75,990     $ 335,904        $ 825,459

Capital expenditures                     1999             $    7,964         $    8,921     $     535        $  17,420
                                         1998             $    1,266         $   40,513     $     422        $  42,201
                                         1997             $      578         $    8,437     $  15,064        $  24,079

Depreciation and amortization            1999             $   23,215         $    6,978     $   1,865        $  32,058
                                         1998             $   14,290         $    4,288     $   1,876        $  20,454
                                         1997             $   11,906         $    2,516     $     787        $  15,209


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

INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Shareholders of Dura Pharmaceuticals, Inc.:

We have audited the accompanying consolidated balance sheets of Dura Pharmaceuticals, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in Item 14 of Index. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Dura Pharmaceuticals, Inc. and subsidiaries as of December 31, 1999 and 1998 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement Schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

San Diego, California
January 24, 2000 (March 20, 2000 as to the merger agreement with Spiros Development Corporation II, Inc. described in Note 6)