Form 10-Q
period 2000-06-30
DURA PHARMACEUTICALS INC
filed 2000-08-11
CIK 882098

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ---------------------

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended June 30, 2000.


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

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE IS (858) 457-2553

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
        [ X ] Yes   [   ]  No

The number of shares of the Registrant's Common Stock outstanding as of July 31, 2000 was 44,533,714.


================================================================================

                         PART I - FINANCIAL INFORMATION
Item 1.     Financial Statements

-------------------------------------------------------------------------------------------------------------------
                                            DURA PHARMACEUTICALS, INC.
                                           CONSOLIDATED BALANCE SHEETS
                                       In thousands, except share amounts
-------------------------------------------------------------------------------------------------------------------

                                                                                      JUNE 30,      DECEMBER 31,
                                                                                        2000            1999
-------------------------------------------------------------------------------------------------------------------
ASSETS                                                                               (unaudited)

Current assets:
  Cash and cash equivalents                                                         $      137,172  $        63,631
  Short-term investments                                                                   157,910          210,782
  Accounts and other receivables                                                            48,675           44,632
  Inventory                                                                                 14,481           12,938
  Other current assets                                                                       5,052           11,523
-------------------------------------------------------------------------------------------------------------------
           Total current assets                                                             363,290         343,506

License agreements and product rights                                                       413,102         389,631
Property                                                                                     92,288          93,333
Other assets                                                                                 57,562          57,004
-------------------------------------------------------------------------------------------------------------------
Total                                                                               $       926,242 $       883,474
                                                                                   ================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                                  $        14,947 $        11,411
  Accrued liabilities                                                                        86,359          74,305
  Current portion of long-term obligations                                                    1,931           1,865
-------------------------------------------------------------------------------------------------------------------
     Total current liabilities                                                              103,237          87,581

Convertible subordinated notes                                                              287,500         287,500
Other long-term obligations                                                                  68,288          66,654
-------------------------------------------------------------------------------------------------------------------
     Total liabilities                                                                      459,025         441,735
-------------------------------------------------------------------------------------------------------------------

Stockholders' equity:
  Preferred stock, par value $.001, shares authorized - 5,000,000; no shares issued or outstanding
  Common stock, par value $.001, shares authorized - 200,000,000;
    issued and outstanding - 44,389,324 and 44,239,660, respectively                             44              44
  Additional paid-in capital                                                                581,538         579,929
  Accumulated other comprehensive loss                                                       (1,056)         (1,230)
  Warrant subscriptions receivable                                                           (4,261)         (6,057)
  Accumulated deficit                                                                      (109,048)       (130,947)
-------------------------------------------------------------------------------------------------------------------
     Total stockholders' equity                                                             467,217         441,739
-----------------------------------------------------------------------------------================================
Total                                                                               $       926,242 $       883,474
                                                                                   ================================

See accompanying notes to consolidated financial statements.

------------------------------------------------------------------------------------------------------------------------
                                                DURA PHARMACEUTICALS, INC.
                                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                         In thousands, except per share amounts
                                                      (Unaudited)
------------------------------------------------------------------------------------------------------------------------

                                                               THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                    JUNE 30,                        JUNE 30,
                                                        ----------------------------------------------------------------
                                                              2000            1999            2000            1999
------------------------------------------------------------------------------------------------------------------------
Revenues:
  Sales                                                  $    60,881     $    51,321     $   128,206     $   106,402
  Contract                                                    20,649          16,685          39,103          32,850
------------------------------------------------------------------------------------------------------------------------
     Total revenues                                           81,530          68,006        167,309         139,252
------------------------------------------------------------------------------------------------------------------------

Operating costs and expenses:
  Cost of sales                                                11,905          10,379          26,076          20,870
  Clinical, development and regulatory                         16,475          12,474          30,811          23,965
  Selling, general and administrative                          34,978          28,654          72,956          61,068
  Product rights amortization                                   5,526           4,933          10,916           9,809
------------------------------------------------------------------------------------------------------------------------
     Total operating costs and expenses                        68,884          56,440         140,759         115,712
------------------------------------------------------------------------------------------------------------------------

Operating income                                               12,646          11,566          26,550          23,540
------------------------------------------------------------------------------------------------------------------------

Other:
  Interest income                                               5,144           4,249           9,895           8,552
  Interest expense                                             (4,324)         (4,308)         (8,624)         (8,372)
  Other - net                                                       7             (19)          3,450            (247)
------------------------------------------------------------------------------------------------------------------------
     Total other                                                  827             (78)          4,721             (67)
------------------------------------------------------------------------------------------------------------------------

Income before income taxes                                     13,473          11,488          31,271          23,473
Provision for income taxes                                      4,033           3,905           9,373           8,125
------------------------------------------------------------------------------------------------------------------------

Net income                                                    $ 9,440         $ 7,583        $ 21,898        $ 15,348
                                                        ================================================================
Net income per share:
  Basic                                                        $ 0.21          $ 0.17          $ 0.49          $ 0.35
  Diluted                                                      $ 0.21          $ 0.17          $ 0.48          $ 0.34

Weighted average number of common shares:
  Basic                                                        44,389          44,085          44,389          44,092
  Diluted                                                      45,776          45,085          46,002          45,328

----------------------------------------------------------------------------------------------------------
                                       DURA PHARMACEUTICALS, INC.
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             In thousands
                                             (Unaudited)
----------------------------------------------------------------------------------------------------------

                                                                                   SIX MONTHS ENDED
                                                                                        JUNE 30,
                                                                          --------------------------------
                                                                                  2000            1999
                                                                          --------------------------------
----------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                        $ 50,338        $ 43,283
----------------------------------------------------------------------------------------------------------

Investing activities:
      Sales and maturities of short-term investments                               87,257         189,435
      Purchases of short-term investments                                         (34,211)       (161,565)
      Product acquisitions                                                        (32,352)        (24,024)
      Capital expenditures                                                         (5,397)        (12,249)
      Proceeds from the sale of long-term investments                               4,949               -
      Other                                                                           (56)         (4,393)
----------------------------------------------------------------------------------------------------------
               Net cash provided by (used for) investing activities                20,190         (12,796)
----------------------------------------------------------------------------------------------------------

Financing activities:
      Issuance of common stock and warrants - net                                   1,216           2,176
      Principal payments on long-term obligations                                   1,797          (1,000)
      Repurchase of common stock                                                        -            (831)
----------------------------------------------------------------------------------------------------------
               Net cash provided by financing activities                            3,013             345
----------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                          73,541          30,832
Cash and cash equivalents at beginning of period                                   63,631          31,113
----------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                       $137,172        $ 61,945
                                                                          ================================

Supplemental disclosure of cash flow information:
      Cash paid during the period for:
        Interest (net of amounts capitalized)                                     $ 5,402         $ 5,112
        Income taxes                                                                $ 186         $ 1,436

See accompanying notes to consolidated financial statements.

                           DURA PHARMACEUTICALS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.         BASIS OF PRESENTATION

We have prepared the accompanying unaudited consolidated financial statements in accordance with the instructions to Form 10-Q. The consolidated financial statements reflect all adjustments, consisting of only normal recurring accruals, which are, in our opinion, necessary for a fair statement of the results of the interim periods presented. These consolidated financial statements and related notes should be read in conjunction with the audited financial statements and related notes included in our annual report on Form 10-K/A for the year ended December 31, 1999. The results of operations for the interim periods are not necessarily indicative of results to be expected for any other interim period or for the year as a whole.

The consolidated financial statements include our accounts and the accounts of our wholly owned subsidiaries. All intercompany transactions and balances are eliminated in consolidation. Certain reclassifications have been made to amounts included in the prior year's financial statements to conform to the financial statement presentation for the three months and six months ended June 30, 2000.

The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect amounts reported in the consolidated financial statements and related notes. Changes in those estimates may affect amounts reported in future periods.

In December 1999, the SEC issued Staff Accounting Bulleting (SAB) No. 101, "Revenue Recognition in Financial Statemetns." SAB 101 provides the SEC staff's views in applying generally accepted accounting principles to selected revenue recognition issues. We will be required to adopt SAB 101 in the fourth quarter of the 2000 fiscal year. We do not expect the adoption of SAB 101 will have a material effect on our financial position or results of operation.

2.       MERGER AGREEMENT WITH SPIROS DEVELOPMENT CORPORATION II, INC.

In March 2000 we entered into a merger agreement to acquire Spiros Corp. II. Under the agreement, each holder of Spiros Corp. II's callable common stock will receive $13.25 in cash and a warrant to purchase a fractional share of our common stock for each share of callable common stock. The warrant will be immediately exercisable at $17.94 per share, which represents a 25% premium over the average closing price of our common stock for the ten trading days prior to the date of the merger agreement, and will expire five years from the date the merger is completed. The exact fraction of a share of our common stock purchasable under the warrant will be determined based on the average closing price of our common stock for the ten trading days prior to the vote of the Spiros Corp. II stockholders on the merger and will result in a calculated value, using the Black-Scholes option pricing model, for each warrant between $3.22 and $1.81. We expect to pay a total of approximately $89.7 million in cash, which includes expenses related to the merger. Closing of the transaction is subject to Spiros Corp. II stockholder approval. We have received voting agreements in favor of the merger from holders of approximately 22% of Spiros Corp. II's outstanding callable common stock. A special committee of independent members of the Spiros Corp. II board, formed in December 1999 to evaluate strategic alternatives for Spiros Corp. II, has approved the merger agreement and is recommending that the Spiros Corp. II stockholders approve the merger. A special meeting of the Spiros Corp. II stockholders will be held on August 31, 2000 to vote on the proposed merger.

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

4.       REPORTING COMPREHENSIVE INCOME

Comprehensive income includes net income and unrealized gains and losses on investments. The accumulated balance of other comprehensive income (loss) is disclosed as a separate component of stockholders' equity.

The following table summarizes information about our comprehensive income for the three months and six months ended June 30, 2000 and 1999, in thousands:

                                                      THREE MONTHS ENDED                SIX MONTHS ENDED
                                                           JUNE 30,                          JUNE 30,
                                                    2000              1999            2000              1999
     Net income                                     $9,440           $7,583          $21,898          $15,348
     Other comprehensive income (loss):
         Unrealized income (loss) on
           investments                                 249             (869)             174           (1,096)
                                                  --------          --------      ----------       ----------
     Comprehensive income                           $9,689           $6,714          $22,072          $14,525
                                                  ========          ========      ==========       ==========

5.       SEGMENT INFORMATION

We operate in two business segments: (1) pharmaceutical products and (2) research and development. The pharmaceutical products segment markets prescription pharmaceutical products for the treatment of infectious diseases and respiratory conditions . The research and development segment manages the development of Spiros. Each of our segments operates solely within the United States. Three wholesale customers accounted for 16%, 13% and 13% of pharmaceutical product sales, respectively, for the six months ended June 30, 2000, and three wholesale customers accounted for 15%, 14% and 11% of pharmaceutical product sales, respectively, for the same period in 1999.

The following table summarizes information about our operating segments for the three months and six months ended June 30, 2000 and 1999, in thousands:

                                                THREE MONTHS ENDED                             SIX MONTHS ENDED
                                                    JUNE 30,                                       JUNE 30,
                               ------------------------------------------------- -------------------------------------------------
                                 PHARMACEUTICAL      RESEARCH AND                PHARMACEUTICAL      RESEARCH AND
                                    PRODUCTS          DEVELOPMENT   CONSOLIDATED    PRODUCTS         DEVELOPMENT      CONSOLIDATED
Total revenues          2000      $ 61,044           $ 20,486        $ 81,530       $ 128,492          $ 38,817        $ 167,309
                        1999      $ 51,588           $ 16,418        $ 68,006       $ 107,255          $ 31,997        $ 139,252

Operating income        2000      $  9,674           $  2,972        $ 12,646       $  20,475          $  6,075        $  26,550
                        1999      $  8,408           $  3,158        $ 11,566       $  17,806          $  5,734        $  23,540


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the consolidated financial statements and the accompanying notes included in Item 1 of this quarterly report, as well as the audited financial statements and accompanying notes and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1999 contained in our 1999 annual report on Form 10-K/A. See "Risks and Uncertainties" below for trends and uncertainties known to us that could cause reported financial information not to be indicative of future results.

OVERVIEW

We are engaged in developing and marketing prescription pharmaceutical products for the treatment of infectious diseases and respiratory conditions. We execute our business strategy by (1) acquiring currently-marketed and/or companies developing or marketing such pharmaceuticals to support our presence in high-prescribing physicians' offices and the hospital market, and
(2) developing Spiros(R), a pulmonary drug delivery system for both topical and systemic delivery of medications. We currently sell 10 prescription product lines and also own a separate mail service pharmacy, Health Script Pharmacy Services, Inc., which dispenses respiratory pharmaceuticals. Our operations are divided into two business segments: (1) pharmaceutical products and (2) research and development. The pharmaceutical products segment markets prescription pharmaceutical products for the treatment of infectious diseases and respiratory conditions. The research and development segment manages the development of Spiros. Each of our segments operates solely within the United States.

RECENT DEVELOPMENTS

On July 24, 2000 we announced the implementation of a refocused strategy. We intend to capitalize upon our strengths in sales and marketing and substantially reduce and focus our research and development spending. Our strategic objective is to continue to grow our core business, driven principally by our commercial operations. We will continue to leverage our sales and marketing strengths within specialty-focused markets to both grow our existing products and to position us to pursue and acquire additional marketed products. In addition, we will immediately reduce overall development spending substantially while increasing our commitment to our collaboration with Eli Lilly & Company on the inhaled insulin program. We will also seek to establish collaborative relationships to develop next generation, motorless Spiros systems, which are designed to be smaller, lighter and significantly less costly to manufacture. Near term, we plan to commit a targeted level of funding to the next generation Spiros development program while we seek to attract collaborators to complete development.

As part of our strategy, we will, upon the successful completion of the proposed merger with Spiros Corp. II, discontinue the development of all motorized Spiros cassette programs, including Beclomethasone Spiros(TM) and Budesonide Spiros(TM). The decision to terminate these programs is based on the significant advancements in the new next generation Spiros technology platform, the substantial costs to complete the cassette programs and the normal clinical and regulatory risks associated with pharmaceutical product development, all weighed against our assessment of the U.S. oral inhaled steroid market in 2002 and beyond, when these product candidates were targeted to reach the market.

As a result of the decision to discontinue development of all motorized Spiros cassette programs, we expect to record a restructuring charge in the third quarter of 2000 estimated to be between $13 - $16 million. The components of this charge include severance costs for terminated employees, impairment of research and manufacturing equipment utilized solely for motorized Spiros cassette programs, and costs to satisfy contractual commitments associated with these programs.

RESULTS OF OPERATIONS

The following table summarizes our results of operations, in thousands, except per share amounts:

                                                       THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                            JUNE 30,                             JUNE 30,
                                                      2000             1999                2000            1999
         Total revenues                              $ 81,530         $ 68,006           $ 167,309       $ 139,252
         Operating income                            $ 12,646         $ 11,566           $  26,550       $  23,540
         Net income                                  $  9,440         $  7,583           $  21,898       $  15,348
         Earnings per share - diluted                $   0.21         $   0.17           $    0.48       $    0.34


NET INCOME

Net income for the three months ended June 30, 2000 was $9.4 million, or $0.21 per diluted share, compared to $7.6 million, or $0.17 per diluted share, for the same period in 1999. Net income for the six months ended June 30, 2000 was $21.9 million, or $0.48 per diluted share, which included a $2.2 million after-tax gain in other income from the sale of a long-term investment in the first quarter. Excluding the net of tax impact of this gain, we would have reported net income of $19.7 million, or $0.43 per diluted share, compared to $15.3 million, or

$0.34 per diluted share, for the same period in 1999. Factors that affected net income are discussed below.

SALES AND GROSS PROFIT

Sales for the three months ended June 30, 2000 increased $9.6 million, or 19%, over the same period in 1999. This increase is primarily due to increased sales of our hospital products, Maxipime(R) and Azactam(R), which had a combined increase in sales of $7 million. Gross profit, or sales less cost of sales, for the three months ended June 30, 2000 increased $8 million, or 20%, over 1999 as a result of the increase in sales during the period. Sales for the six months ended June 30, 2000 increased $21.8 million, or 20%, over the same period in 1999. This increase is due to increased sales of each of our promoted products, Maxipime, Azactam, Ceclor(R) CD and Nasarel(R), which had a combined increase in sales of $19.2 million. Gross profit for the six months ended June 30, 2000 increased $16.6 million, or 19%, over 1999 as a result of the increase in sales during the period. Gross profit as a percentage of sales remained consistent at 80% for the three- and six-month periods ended June 30, 2000 and 1999.

CONTRACT REVENUE

Contract revenue relates primarily to amounts received by us for development work we perform on our Spiros pulmonary drug delivery system, as well as milestone and technology access payments, under agreements with Spiros Corp. II and Eli Lilly & Company. Contract revenues for the three months ended June 30, 2000 were $20.6 million, of which $15.4 million was from Spiros Corp. II, as compared to $16.7 million for 1999, of which $12.7 million was from Spiros Corp.
II. Contract revenues for the six months ended June 30, 2000 were $39.1 million, of which $29.2 million was from Spiros Corp. II, as compared to $32.9 million for 1999, of which $24.9 million was from Spiros Corp. II. Contract revenues may fluctuate from period to period based on the level of research funding received as well as the achievement of milestones and receipt of technology access payments from our partners. The merger with Spiros Corp. II, if completed, will result in a significant reduction of our contract revenue. See "Liquidity and Capital Resources" below for discussion of our March 2000 definitive merger agreement with Spiros Corp. II.

CLINICAL, DEVELOPMENT AND REGULATORY EXPENSES

Clinical, development and regulatory expenses for the three months ended June 30, 2000 increased $4 million, or 32%, over the same period in 1999, and increased $6.8 million, or 29%, for the six months ended June 30, 2000 over 1999. These increases are due to increased development activity conducted under the agreements covering the use of various compounds with Spiros as discussed above. We expect that clinical, development and regulatory expenses will decline beginning in the second half of 2000 as we implement the refocused strategy described above in "Recent Developments."

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the three months ended June 30, 2000 increased $6.3 million, or 22%, over 1999 and increased as a percentage of total revenues from 42% in 1999 to 43% in 2000. The dollar increase relates primarily to an increase of in sales and marketing costs to promote our hospital products as we established our hospital-based sales force in the second half of 1999. Selling, general and administrative expenses for the six months ended June 30, 2000 increased $11.9 million, or 19%, over 1999 and remained consistent as a percentage of total revenues at 44%. This dollar increase also relates primarily to an increase in sales and marketing costs to promote our hospital products and establish our hospital-based sales force.

PRODUCT RIGHTS AMORTIZATION

Product rights amortization for the three months ended June 30, 2000 increased $590,000, or 12%, over 1999 and increased $1.1 million, or 11%, for the six months ended June 30, 2000 over 1999. The dollar increases are due to the amortization of specific product rights that increased due to additional contingent product acquisition payments being made after June 30, 1999. Product rights amortization decreased as a percentage of sales for the three months ended June 30, 2000 from 10% in 1999 to 9% in 2000 due to the growth in product sales as discussed above, but remained consistent at 9% for the six months ended June 30, 2000 and 1999.

OTHER INCOME

Other income increased approximately $900,000 for the three months ended June 30, 2000 over 1999 due primarily to higher realized returns on our cash equivalents and short-term investments in 2000 compared to 1999. Other income increased $4.8 million for the six months ended June 30, 2000 over 1999 due primarily to a $3.5 million pre-tax gain on the sale of a long-term investment recognized in the first quarter of 2000.

PROVISION FOR INCOME TAXES

Our effective tax rate was 30% for the three months and six months ended June 30, 2000 compared to 34% and 35%, respectively, for the same periods in 1999. This decrease is mainly attributable to an increase in the portion of foreign-sourced taxable income, which is taxed at a lower rate, and an increase in federal and state research credits.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and short-term investments increased by $20.7 million from $274.4 million at December 31, 1999 to $295.1 million at June 30, 2000. This increase is due to cash provided by operating activities of $50.3 million, partially offset by product acquisition payments and capital expenditures. Working capital increased by $4.1 million from $255.9 million at December 31, 1999 to $260.1 million at June 30, 2000.

We have outstanding $287.5 million principal amount of notes due July 15, 2002 with interest payable semiannually at a coupon rate of 3.5%. The notes are convertible, at the option of the holder, into shares of common stock at any time prior to maturity or redemption at a conversion price of $50.635 per share.

In addition to the notes, as of June 30, 2000, we had outstanding an aggregate of $61.5 million in current and other long-term obligations related to our product acquisitions, of which $1.9 million is to be paid during the next 12 months. As of June 30, 2000, additional payments totaling approximately $165 million, estimated based on historical sales levels of the related products, are contingent upon the levels of future sales of specified products, and approximately $55 million are contingent upon the continued absence of competing formulations of specified products as defined in the respective acquisition and licensing agreements. These contingent amounts are payable through 2004, including approximately $60 million contingently due within the next 12 months.

We have entered into various agreements with Spiros Corp. II for the development of Spiros with specified compounds including beclomethasone and budesonide. In 1997, we licensed the use of these and other compounds with Spiros to Spiros Corp. II on an exclusive basis. Spiros Corp. II has engaged us to develop the Spiros products under license from us. We record contract revenue for payments from Spiros Corp. II for development costs we incur on its behalf and for technology access fees. Contract revenues from Spiros Corp. II totaled $29.2 million for the six months ended June 30, 2000.

In March 2000 we entered into a merger agreement to acquire Spiros Corp II. Under the agreement, each holder of Spiros Corp. II's callable common stock will receive $13.25 in cash and a warrant to purchase a fractional share of our common stock for each share of callable common stock. The warrant will be immediately exercisable at $17.94 per share, which represents a 25% premium over the average closing price of our common stock for the ten trading days prior to the date of the merger agreement, and will expire five years from the date the merger is completed. The exact fraction of a share of our common stock purchasable under the warrant will be determined based on the average closing price of our common stock for the ten trading days prior to the vote of the Spiros Corp. II stockholders on the merger and will result in a calculated value, using the Black-Scholes option pricing model, for each warrant between $3.22 and $1.81. We expect to pay a total of approximately $89.7 million in cash, which includes expenses related to the merger. Closing of the transaction is subject to Spiros Corp. II stockholder approval. We have received voting agreements in favor of the merger from holders of approximately 22% of Spiros Corp. II's outstanding callable common stock. A special committee of independent members of the Spiros Corp. II board, formed in December 1999 to evaluate strategic alternatives for Spiros Corp. II, has approved the merger agreement and is recommending that the Spiros Corp. II stockholders approve the merger. A special meeting of the Spiros Corp. II stockholders will be held on August 31, 2000 to vote on the proposed merger.

Following completion of the proposed merger, we expect that the discontinuation of contract revenue from Spiros Corp. II will significantly reduce our earnings as well as cash generated from operating activities. However, the reduction of contract revenue is expected to be partially offset by a reduction in research and development spending as discussed above in "Recent Developments." In addition, we expect to record a significant charge for acquired in-process technology in the period in which the merger is effected.

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

We record contract revenue for payments from Spiros Corp. II for development costs we incur on Spiros Corp. II's behalf and for technology access fees. Contract revenues from Spiros Corp. II totaled $29.2 million for the six months ended June 30, 2000. The merger will result in a significant reduction of contract revenue to us. In addition, we expect that a material charge for acquired in-process technology will likely be recorded in the period in which the acquisition is completed. Further, as a result of the decision to discontinue development of all motorized Spiros cassette programs, we expect to record a restructuring charge in the third quarter of 2000 estimated to be between $13 - $16 million. The components of this charge include severance costs for terminated employees, impairment of research and manufacturing equipment utilized solely for motorized Spiros cassette programs, and costs to satisfy contractual commitments associated with these programs.

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

WE FACE RISKS ASSOCIATED WITH OUR OPERATIONS THAT WILL NOT BE REDUCED BY THE MERGER.

BEFORE WE CAN MARKET ANY PRODUCT, INCLUDING ANY SPIROS PRODUCT, WE WILL HAVE TO OBTAIN REQUIRED GOVERNMENTAL APPROVALS, WHICH IS A DIFFICULT AND TIME-CONSUMING PROCESS AND IS NOT ASSURED.

The development, testing, manufacturing and marketing of pharmaceutical products are subject to extensive regulation by governmental authorities, including the FDA. The FDA must approve each Spiros product before that product can be manufactured or marketed for commercial sale. The review and approval process mandated by the FDA is very rigorous, requiring extensive preclinical and clinical testing as well as determining manufacturing capability and product performance. The FDA may never approve any of the Spiros products which may be developed by us or in collaboration with third parties, and this may negatively affect our revenues.

ALTERNATIVE SUPPLIERS TO OUR THIRD-PARTY MANUFACTURERS MAY NOT BE AVAILABLE ON A TIMELY BASIS, WHICH COULD IMPAIR OUR ABILITY TO MEET OUR SHIPPING REQUIREMENTS AND RESULT IN A REDUCED PHARMACEUTICAL SALES.

We do not have the capability to manufacture the pharmaceutical products we currently sell. As a result, we are dependent on third-party contract manufacturers for the supply of all of our products. These products are supplied under short-term and long-term supply agreements. If these manufacturers were unable to supply product, it could be difficult for us to secure alternative sources of supply in a timely manner. This would impair our ability to ship product to our customers and would result in reduced pharmaceutical sales and increased expenses associated with identifying and qualifying alternate manufacturers.

WE INTEND TO CONTINUE TO PURSUE OUR STRATEGY OF ACQUIRING COMPLEMENTARY PRODUCTS, WHICH, IF SUCCESSFUL, COULD REQUIRE THE USE OF CAPITAL RESOURCES.

As part of our business strategy, we intend to continue to pursue the acquisition of complementary products. These acquisitions could require the use of a large amount of our available capital resources. For example, in December 1998, we acquired Maxipime(R) IV/IM (cefepime HCI) and Azactam(R) IV/IM (aztreonam) from Bristol-Myers Squibb Company for an initial payment of $60 million, a payment of $70 million due in 2003 and additional contingent payment amounts. Depending on the acquisition opportunities available and our use of existing funds to satisfy existing capital and operating needs, we may need to raise additional funds to finance these transactions. If adequate funds are not available when needed on terms acceptable to us, our ability to complete acquisitions could be limited. Further, reimbursement from third-party payors may not be available to enable us to achieve market acceptance of any products we may acquire or to maintain price levels sufficient to realize an appropriate return on our investment in these products.

WE MAY NOT BE SUCCESSFUL IN ATTRACTING COLLABORATORS TO DEVELOP OUR NEXT GENERATION MOTORLESS SPIROS SYSTEM.

We intend to develop our next generation, motorless Spiros system solely through collaborative partnerships with third parties. If we are not successful in attracting collaborative partners, the development of the next generation, motorless Spiros system will be impaired.

WE COULD HAVE DIFFICULTY COMMERCIALIZING THE SPIROS PRODUCTS IF EITHER WE OR THE THIRD-PARTY MANUFACTURERS WE RELY ON DO NOT SUCCESSFULLY EXPAND OUR MANUFACTURING CAPABILITY AND COMPLY WITH GOVERNMENTAL REGULATIONS.

We will need to significantly expand our current manufacturing operations and comply with regulations prescribed by various regulatory agencies to achieve the quality and required levels of production of Spiros products to be commercially successful. In addition, our manufacturing facility must be registered with and licensed by various regulatory authorities and must comply with current good manufacturing practice requirements prescribed by the FDA and other governmental authorities. We intend to utilize third parties to produce components of and to assemble the Spiros inhaler. Those third parties have only produced limited quantities of components and assembled limited numbers of inhalers. The third parties will be required to significantly scale up their activities and to produce components which meet applicable specifications on a timely and consistent basis. Those third parties may not be successful in attaining acceptable service levels or meeting regulatory requirements which would have an adverse effect on our ability to commercialize the Spiros products.

IF WE LOSE KEY PERSONNEL OR ARE UNABLE TO ATTRACT AND RETAIN QUALIFIED PERSONNEL AS NECESSARY, IT COULD IMPAIR OUR OPERATIONS AND DELAY OUR PRODUCT DEVELOPMENT PROGRAMS.

Our success depends on the principal members of our scientific and management staff. If we lose the services of one or more of these people, we may be unable to achieve our development objectives.

None of our employees, other than Cam L. Garner, our chairman and chief executive officer, Robert S. Whitehead, our president and chief operating officer and David S. Kabakoff, Ph.D., president, Dura Technologies, are currently employed under an employment contract. Each of Mr. Garner, Mr. Whitehead and Dr. Kabakoff are employed under separate letter agreements with expiration dates of May 31, 2001, July 1, 2000 and April 30, 2001, respectively. Each contract automatically renews for successive one-year periods. In connection with the refocused strategy announced by us on July 24, 2000, Dr. Kabakoff will terminate his employment with us, effective upon consummation of the proposed merger.

We may not be able to recruit and retain management and qualified scientific personnel to perform research and development work in the future due to intense competition for personnel among pharmaceutical and other technology-based businesses, universities and research institutions, particularly in the San Diego area. Recruiting and retaining experienced sales personnel is equally difficult but essential to the success of our operations. As of June 30, 2000, we had approximately 1,000 employees, of whom 224 were in research and development and 575 were in sales and marketing.

OUR HOSPITAL SALES FORCE IS NEW AND MAY NOT BE ABLE TO EFFECTIVELY MARKET MAXIPIME AND AZACTAM DIRECTLY TO HOSPITALS, WHICH COULD RESULT IN REDUCED SALES OF THESE PRODUCTS.

Effective January 1, 1999, we acquired the rights to Maxipime and Azactam, our first acquisition of products used in hospitals. Under a co-promotion agreement with Bristol-Myers Squibb Company, Bristol-Myers Squibb Company's hospital sales force promoted the products during 1999, while we built our hospital sales force. Beginning in 2000, we assumed full responsibility for promoting these products. We have no previous experience promoting and selling hospital products. We may not be able to generate the same volume of sales with respect to these products as Bristol-Myers Squibb Company. If we are not able to effectively promote these products solely through our own hospital sales force, our pharmaceutical sales could be reduced.

WE MAY HAVE TO REFINANCE OUR $287.5 MILLION OF OUTSTANDING NOTES ON TERMS THAT MAY NOT BE ATTRACTIVE.

We issued $287.5 million principal amount of 3 1/2% convertible subordinated notes due July 2002. We may desire to refinance the notes at a time when we are not able to do so or on terms that are not attractive to us. Any inability to refinance the notes on attractive terms would increase our borrowing costs and reduce our earnings, or result in significant dilution to our stockholders and decrease the market value of our common stock.

SEASONALITY AND THE TIMING AND SEVERITY OF THE WINTER COLD AND FLU SEASON CAN HAVE AN ADVERSE EFFECT ON OUR OPERATING RESULTS.

Historically, as a result of the winter cold and flu season, industry-wide demand for respiratory products such as those sold by us has been stronger in the first and fourth quarters than in the second and third quarters of the year. In addition, variations in the timing and severity of the winter cold and flu season have influenced our results of operations in the past and may influence them again in the future. For example, the short flu season during the first quarter of 2000 negatively impacted sales of Ceclor(R) CD.

COMPETITION FOR THE ACQUISITION OF RIGHTS TO NEW PRODUCTS AND TECHNOLOGIES MAY PREVENT US FROM ACHIEVING TARGETED GROWTH RATES.

Our strategy for growth is dependent, in part, on our ability to continue to acquire rights to new products and technologies such as the December 1998 acquisition of exclusive distribution rights to Maxipime and Azactam. The failure to successfully acquire, develop or market new products or technologies would limit the future growth of our business. Other companies, including those with substantially greater resources, are competing with us for the rights to such products. We may not be able to acquire additional products or technologies on acceptable terms, or at all.

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

OUR INABILITY TO OBTAIN PATENTS AND PROTECT OUR PROPRIETARY RIGHTS COULD HAVE A DETRIMENTAL EFFECT ON OUR COMMERCIAL SUCCESS.

Our ability to obtain patents on current or future products or technologies, defend our patents, maintain trade secrets and operate without infringing upon the proprietary rights of others, both in the U.S. and abroad, is uncertain. Patents may never issue from the applications we have filed. Even if issued or licensed to us, patents may not be enforceable, provide substantial protection from competition or be of commercial benefit to us. Even if all these are true, we may not possess the financial resources necessary to enforce or defend any patent rights we obtain. Our commercial success will also depend upon avoiding the infringement of patents issued to competitors and upon maintaining the technology licenses upon which certain of our products are based. Litigation, which is costly, may be necessary to enforce our patent and license rights or to determine the scope and validity of proprietary rights of third parties. If any of our products or technologies are found to infringe upon patents or other rights owned by third parties, we could be required to obtain a license to continue to manufacture or market such products or technologies. Licenses to such patent rights may not be available to us on commercially reasonable terms, or at all. If we do not obtain such licenses, we could encounter delays in marketing affected products or technologies or we could find that the development, manufacture or sale of products requiring such licenses is not possible.

WE ARE INVOLVED IN A LAWSUIT AND CANNOT PREDICT THE ULTIMATE OUTCOME OR POSSIBLE LOSS THAT COULD RESULT FROM THE LAWSUIT.

In January 1999, several class action suits were filed against us and a number of our current or former officers and directors in the United States District Court for the Southern District of California. The lawsuits, which have been consolidated into one action, allege violations of the federal securities laws, and purport to seek damages on behalf of a class of stockholders who purchased our common stock during a defined period. The ultimate outcome of this lawsuit and any other suits in which we may become involved cannot be predicted. An adverse outcome in any of these actions could require us to make a significant cash payment and could reduce our earnings.

IF WE BECOME SUBJECT TO PRODUCT LIABILITY CLAIMS, IT MAY RESULT IN REDUCED DEMAND FOR ITS PRODUCTS OR DAMAGES THAT EXCEED OUR INSURANCE COVERAGE.

We face an inherent business risk of exposure to product liability claims in the event that the use of our products or technologies is alleged to have resulted in adverse effects. Such liability might result from claims made directly by healthcare institutions, contract laboratories or others selling or using such products. We currently maintain product liability insurance coverage of $30 million; however, any product liability claim in excess of our insurance coverage would have to be paid out of our cash reserves which would reduce our capital resources. The level or breadth of any insurance coverage that we currently maintain may not be sufficient to fully cover potential claims. We currently have no plans to expand or increase our product liability insurance coverage. Adequate insurance coverage may not be available in the future at acceptable costs, if at all, or sufficient amounts to protect us against any such liability.

WE FACE RISKS ASSOCIATED WITH OUR MARKET.

MANY POTENTIAL COMPETITORS WHO HAVE GREATER RESOURCES AND EXPERIENCE THAN US MAY DEVELOP PRODUCTS AND TECHNOLOGIES THAT MAKE OUR PRODUCTS AND TECHNOLOGIES OBSOLETE.

Many companies, including large pharmaceutical firms with financial and marketing resources and development capabilities substantially greater than ours, are developing, marketing and selling products that compete with those that we offer or plan to offer. Our current competitors include Bristol-Myers Squibb Company, Schering Plough, Hoffman LaRoche, American Home Products and Glaxo Wellcome. Our failure to effectively respond to the competitive pressures of our industry would have an adverse effect on our business and results of operations. The selling prices of such products typically decline as competition increases. Further, other products now in use or under development by others may be more effective than our current or future products.

The industry is characterized by rapid technological change, and competitors may develop their products more rapidly than we do. Competitors may also be able to complete the regulatory process sooner, and therefore, may begin to market their products in advance of our products.

SOME OF OUR CHARTER AND OTHER CONTRACTUAL PROVISIONS MAY PREVENT A CHANGE OF CONTROL THAT COULD BE BENEFICIAL TO OUR STOCKHOLDERS.

Some provisions of our charter documents, outstanding securities, including warrants, options and our notes, our specified contracts, including the executive severance agreements, and our stockholder rights plan could make it more difficult for a third party to acquire us without approval of our board of directors. As a result of these provisions, we could delay, deter or prevent a takeover attempt or third party acquisition that our stockholders consider to be in their best interests, including a takeover attempt that results in a premium over the market price for the shares held by our stockholders.

OUR STOCK PRICE HISTORICALLY HAS BEEN VOLATILE, WHICH MAY MAKE IT MORE DIFFICULT FOR YOU TO RESELL OUR COMMON STOCK WHEN YOU WANT AT PRICES YOU FIND ATTRACTIVE.

The market prices for securities of emerging companies, including ours, have historically been highly volatile. For example, from May 1998 to June 2000, our common stock has closed as high as $28.50 per share and as low as $8.19 per share. Factors contributing to this volatility have included:

-        our financial results,
-        the results of clinical testing of our or our competitors' products,
-        regulatory developments for us or our competitors' products,
-        technological innovations for us or our competitors' products,
-        new commercial products introduced by our competitors,
-        changes to government regulations,
-        regulatory decisions on commercialization of products,
-        developments concerning proprietary rights; and
- our failure to achieve securities analysts' expectations concerning our earnings per share or revenues.

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We invest our excess cash and short-term investments in U.S. government and corporate debt securities with high quality credit ratings and maturities of less than two years. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our investments and, therefore, impact our cash flows and results of operations. At June 30, 2000, we had outstanding subordinated notes totaling $287.5 million that mature in July 2002. The notes have a fixed interest rate of 3 1/2 percent. Accordingly, while changes in interest rates may affect the fair market value of the notes, they do not impact our cash flows or results of operations. As of June 30, 2000, the notes had a fair market value of $241.5 million. We are not exposed to risks for changes in foreign currency exchange rates, commodity prices, or any other market rates.

                           PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

See note 3 to the consolidated financial statements.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 24, 2000, our Annual Meeting of Stockholders was held at the offices of the Company for the following purposes:

(a) The following four directors were elected to serve two-year terms to expire at the 2002 Annual Meeting of Stockholders:

                                                    FOR                          WITHHELD
                                                    ---                          --------
         James C. Blair                          38,234,382                      1,816,679
         Joseph C. Cook, Jr.                     38,235,587                      1,815,474
         Cam L. Garner                           38,211,328                      1,839,733
         David F. Hale                           38,225,847                      1,825,214

      The following directors had terms of office as a director which continued after the meeting:

         Herbert J. Conrad
         F. Richard Nichol
         Gordon V. Ramseier
         Charles G. Smith

(b) The stockholders approved the 2000 Employee Stock Purchase Plan. The total number of votes cast for, against and abstained was 39,038,063, 801,592 and 211,406, respectively.

(c) The stockholders approved the amendment to our 1992 Stock Option Plan to increase the number of authorized shares of Common Stock available for issuance under the Plan. The total number of votes cast for, against and abstained was 32,932,984, 6,864,837 and 253,240, respectively.

(d) The stockholders ratified the appointment of Deloitte & Touche LLP as our independent public accountants for the year ending December 31, 2000. The total number of votes cast for, against and abstained was 39,901,251, 55,393 and 94,417, respectively.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

1)        10.1    Dura Pharmaceuticals, Inc. 1992 Stock Option Plan, as amended and restated
            11    Statements re Computations of Net Income Per Share
            27    Financial Data Schedule

1) Incorporated by reference to the Company's Registration Statement on Form S-8 (No. 333-39778) filed June 21, 2000.

(b)  Reports on Form 8-K

None.

                                   SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                             DURA PHARMACEUTICALS, INC.



DATE  AUGUST 11, 2000        /s/ MICHAEL T. BORER
                             ------------------------------------
                             (MICHAEL T. BORER)
                             Senior Vice President and Chief Financial Officer
                             (Principal Financial and Accounting Officer)