Form 10-Q
period 2000-09-30
DURA PHARMACEUTICALS INC
filed 2000-11-14
CIK 882098

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 2000.


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

The number of shares of the Registrant's Common Stock outstanding as of October 31, 2000 was 45,808,519.


================================================================================

                         PART I - FINANCIAL INFORMATION
Item 1.           Financial Statements
--------------------------------------------------------------------------------
                            DURA PHARMACEUTICALS, INC.
                           CONSOLIDATED BALANCE SHEETS
                        IN THOUSANDS, EXCEPT SHARE AMOUNTS
--------------------------------------------------------------------------------


                                                                               SEPTEMBER 30,    DECEMBER 31,
                                                                                  2000             1999
---------------------------------------------------------------------------------------------------------------
ASSETS                                                                         (UNAUDITED)
Current assets:
  Cash and cash equivalents                                                     $  80,332         $  63,631
  Short-term investments                                                          169,914           210,782
  Accounts and other receivables                                                   32,702            44,632
  Inventory                                                                        18,082            12,938
  Other current assets                                                              4,285            11,523
---------------------------------------------------------------------------------------------------------------
           Total current assets                                                   305,315           343,506

License agreements and product rights                                             416,118           389,631
Property                                                                           83,413            93,333
Other assets                                                                       57,068            57,004
-------------------------------------------------------------------------------------------------------------
Total                                                                           $ 861,914         $ 883,474
                                                                             ================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                              $  22,330         $  11,411
  Accrued liabilities                                                              81,426            74,305
  Current portion of long-term obligations                                          1,965             1,865
-------------------------------------------------------------------------------------------------------------
     Total current liabilities                                                    105,721            87,581

Convertible subordinated notes                                                    287,500           287,500
Other long-term obligations                                                        69,697            66,654
-------------------------------------------------------------------------------------------------------------
     Total liabilities                                                            462,918           441,735
-------------------------------------------------------------------------------------------------------------

Stockholders' equity:
  Preferred stock, par value $.001, shares authorized - 5,000,000; no shares issued or outstanding
  Common stock, par value $.001, shares authorized - 200,000,000;
    issued and outstanding - 45,623,796 and 44,239,660, respectively                   46                44
  Additional paid-in capital                                                      607,161           579,929
  Accumulated other comprehensive loss                                               (463)           (1,230)
  Warrant subscriptions receivable                                                                   (6,057)
  Accumulated deficit                                                            (207,748)         (130,947)
-------------------------------------------------------------------------------------------------------------
     Total stockholders' equity                                                   398,996           441,739
-------------------------------------------------------------------------------------------------------------
Total                                                                           $ 861,914         $ 883,474
                                                                             ================================


See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------
                           DURA PHARMACEUTICALS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     IN THOUSANDS, EXCEPT PER SHARE AMOUNTS
                                   (UNAUDITED)
--------------------------------------------------------------------------------


                                                               THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                   SEPTEMBER 30,
                                                         ---------------------------------------------------------------
                                                              2000            1999            2000            1999
------------------------------------------------------------------------------------------------------------------------
Revenues:
  Sales                                                  $     58,000     $     54,271    $   186,207     $   160,673
  Contract                                                     12,127           17,289         51,230          50,140
------------------------------------------------------------------------------------------------------------------------
     Total revenues                                            70,127           71,560        237,437         210,813
------------------------------------------------------------------------------------------------------------------------
Operating costs and expenses:
  Cost of sales                                                13,539           10,467         39,615          31,337
  Clinical, development and regulatory                         13,155           13,000         43,967          36,966
  Selling, general and administrative                          42,726           34,077        115,682          95,145
  Product rights amortization                                   5,864            5,166         16,779          14,975
  Charges for acquired in-process technology,
    restructuring and merger expenses                         103,170                         103,170
------------------------------------------------------------------------------------------------------------------------
     Total operating costs and expenses                       178,454           62,710        319,213         178,423
------------------------------------------------------------------------------------------------------------------------
Operating income (loss)                                      (108,327)           8,850        (81,776)         32,390
------------------------------------------------------------------------------------------------------------------------
Other:
  Interest income                                               5,055            4,220         14,950          12,771
  Interest expense                                             (4,391)          (4,370)       (13,015)        (12,742)
  Other - net                                                     (10)          (3,500)         3,440          (3,746)
------------------------------------------------------------------------------------------------------------------------
     Total other                                                  654           (3,650)         5,375          (3,717)
------------------------------------------------------------------------------------------------------------------------

Income (loss) before income taxes                            (107,673)           5,200        (76,401)         28,673
Provision (benefit) for income taxes                           (8,973)           1,664            400           9,789
------------------------------------------------------------------------------------------------------------------------

Net income (loss)                                        $    (98,700)    $      3,536    $   (76,801)    $    18,884
                                                         ===============================================================
Net income (loss) per share:
  Basic                                                  $      (2.20)    $       0.08    $     (1.73)    $      0.43
  Diluted                                                $      (2.20)    $       0.08    $     (1.73)    $      0.41

Weighted average number of common shares:
  Basic                                                        44,767           44,138         44,478          44,107
  Diluted                                                      44,767           45,462         44,478          45,655


See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------
                           DURA PHARMACEUTICALS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  IN THOUSANDS
                                   (UNAUDITED)
--------------------------------------------------------------------------------


                                                                                    NINE MONTHS ENDED
                                                                                      SEPTEMBER 30,
                                                                              ----------------------------
                                                                                   2000            1999
                                                                              ----------------------------
----------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                       $  13,387       $  49,680
----------------------------------------------------------------------------------------------------------

Investing activities:
      Sales and maturities of short-term investments                              118,406         240,241
      Purchases of short-term investments                                         (76,772)       (235,817)
      Company and product acquisitions                                            (43,123)        (32,135)
      Capital expenditures                                                         (8,956)        (14,079)
      Proceeds from the sale of long-term investment                                4,949
      Other                                                                           306          (4,250)
----------------------------------------------------------------------------------------------------------
               Net cash used for investing activities                              (5,190)        (46,040)
----------------------------------------------------------------------------------------------------------

Financing activities:
      Issuance of common stock and warrants - net                                   8,504           3,378
      Principal payments on long-term obligations                                                  (3,000)
      Repurchase of common stock                                                                     (831)
----------------------------------------------------------------------------------------------------------
               Net cash provided by (used for) financing activities                 8,504            (453)
----------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                          16,701           3,187
Cash and cash equivalents at beginning of period                                   63,631          31,113
----------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                      $  80,332       $  34,300
                                                                               ===========================
Supplemental disclosure of cash flow information:
      Cash paid during the period for:
        Interest (net of amounts capitalized)                                   $  10,461       $  10,160
        Income taxes                                                            $     295       $   1,687



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

The consolidated financial statements include our accounts and the accounts of our wholly owned subsidiaries. All intercompany transactions and balances are eliminated in consolidation. Certain reclassifications have been made to amounts included in the prior year's financial statements to conform to the financial statement presentation for the three and nine months ended September 30, 2000.

The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect amounts reported in the consolidated financial statements and related notes. Changes in those estimates may affect amounts reported in future periods.

In December 1999, the SEC issued Staff Accounting Bulleting (SAB) No. 101, "Revenue Recognition in Financial Statements." SAB 101 provides the SEC staff's views in applying generally accepted accounting principles to selected revenue recognition issues. We will be required to adopt SAB 101 in the fourth quarter of the 2000 fiscal year. We do not expect the adoption of SAB 101 will have a material effect on our financial position or results of operation.

2. MERGER AGREEMENT WITH ELAN CORPORATION, PLC

On September 10, 2000, we entered into a definitive merger agreement with Elan Corporation, plc ("Elan") under which Elan will acquire all of our outstanding common stock in a tax-free, stock for stock transaction. Pursuant to the agreement, each Dura stockholder will receive 0.6715 of an Elan ADS for each share of Dura common stock. Based upon Elan's closing stock price on September 8, 2000 of $52.125, the transaction has a value of $35.00 per Dura share and a total transaction value of approximately $1.8 billion. This transaction will be accounted for as a pooling of interests. The merger was approved by our stockholders and became effective on November 9, 2000.

3. ACQUISITION OF SPIROS DEVELOPMENT CORPORATION II, INC.

On August 31, 2000, we acquired Spiros Development Corporation II, Inc. ("Spiros Corp. II"), a company that was developing Spiros-Registered Trademark-, a dry powder pulmonary drug delivery system, for use with certain specified leading asthma and chronic obstructive pulmonary disease drugs.

The purchase price totaled $108.9 million, consisting of cash of $88.5 million and five-year warrants to purchase approximately 1.2 million shares of our common stock at a price of $17.94 per share. The cash portion of the consideration was funded from our existing cash and short-term investments.

The acquisition has been accounted for as a purchase and, accordingly, the operating results of Spiros Corp. II have been included in our consolidated financial statements since the date of acquisition. Net assets of Spiros Corp. II consisted primarily of cash and short-term investments totaling $30 million and in-process research and development relating to the development of Spiros for use with specified respiratory disease drugs. We are obtaining an independent valuation of the net assets of Spiros Corp. II for purposes of allocating the purchase price. Based on the preliminary results of this valuation, $87.9 million of the purchase price has been allocated to in-process technology and recorded as a charge to third quarter earnings (see
Note 4). This purchase price allocation is subject to change based on the final results of the independent valuation.

The following unaudited pro forma financial information assumes the acquisition of Spiros Corp. II had occurred on January 1 of each year. The charge to earnings for acquired in-process research and development is not reflected in the pro forma financial information, as it is nonrecurring. These pro forma results do not necessarily represent results that would have occurred if the acquisition had taken place on the dates assumed, nor are they indicative of the results of future combined operations.

         PRO FORMA RESULTS OF OPERATIONS:


                                                 NINE MONTHS ENDED
                                                    SEPTEMBER 30,
                                                 2000            1999
                                              ---------       ---------
                                                   (in thousands)
         Total revenues                       $ 201,288       $ 171,988
         Net loss                             $ (26,878)      $  (7,109)
         Net loss per share                   $   (0.60)      $   (0.16)


4. CHARGES FOR ACQUIRED IN-PROCESS TECHNOLOGY, RESTRUCTURING AND MERGER
   EXPENSES

During the third quarter of 2000, we recorded pre-tax charges for acquired in-process technology, restructuring and merger expenses. The components of this charge are discussed below.

ACQUIRED IN-PROCESS TECHNOLOGY - As discussed in Note 3 above, we acquired Spiros Corp. II in August 2000. Based on the preliminary results of an independent valuation of the net assets acquired, we recorded a $87.9 million charge for acquired in-process technology. The amount of the charge is subject to change based on the final results of the independent valuation. The in-process technology acquired from Spiros Corp. II is the right to use our Spiros dry powder pulmonary drug delivery system with specified drugs used for the treatment of asthma and chronic obstructive pulmonary disease. We previously licensed the rights to develop and commercialize these drugs for use with Spiros to Sprios Corp. II.

RESTRUCTURING - In July 2000, we announced the implementation of a refocused strategy. As part of this strategy, we took steps to immediately reduce internally-funded development programs, including discontinuing the development of all motorized Spiros cassette programs. This decision was based on advancements in the new, next generation Spiros technology platform, the substantial costs to complete the Spiros cassette programs, and the normal clinical and regulatory risks associated with pharmaceutical product development. In connection with the discontinuation of the development of all motorized Spiros cassette programs, we recorded a restructuring charge of $14.2 million comprised of severance costs for terminated employees, impairment of research and manufacturing equipment utilized solely for these programs, and costs to satisfy contractual commitments associated with these programs. A summary of these costs is as follows (in thousands):


         Employee severance costs                              $      1,287
         Write down of property, plant and equipment                  9,633
         Accrual for contractual commitments                          3,137
         Other                                                          143
                                                               -------------
         Total restructuring costs                                   14,200
         Non-cash expenses                                           (9,730)
         Cash payments through September 30, 2000                    (1,574)
                                                               -------------

         Restructuring liability as of September 30, 2000      $      2,896
                                                               =============


The decision to discontinue these programs resulted in the plan to involuntarily terminate 45 employees who were associated with the motorized Spiros cassette programs, most of whom were terminated as of September 30, 2000. Employee severance costs paid in the third quarter of 2000 totaled approximately $700,000. Approximately $463,000 in unpaid employee severance costs is accrued as of September 30, 2000.

A significant amount of specialized machinery and equipment was utilized in the development of the motorized Spiros cassette programs. These assets consisted primarily of clinical manufacturing equipment and related molds and tooling. In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," we assessed whether the carrying value of these assets was recoverable in light of the decision to terminate these development programs. Because of the specialized nature of these assets, they have no alternative uses outside of the motorized cassette programs. As a result of this analysis, we determined that the assets had only a nominal fair market value and recorded an impairment loss of $9.6 million.

Finally, there were several contractual commitments related to the discontinued Spiros programs which we were obligated to fulfill, including close out costs for clinical studies and equipment, inventory and other third-party purchase commitments. Of the total contractual commitments and other miscellaneous expenses incurred, $847,000 was paid in the third quarter of 2000 and approximately $2.4 million is accrued as of September 30, 2000.

We expect that all exit plan activities and payments associated with the restructuring will be completed by December 31, 2000.

MERGER EXPENSES - As discussed in Note 2 above, we entered into a definitive merger agreement with Elan under which Elan will acquire all of our outstanding common stock in a transaction to be accounted for as a pooling of interests. In conjunction with the merger, we incurred expenses totaling $1.1 million for outside services rendered in the third quarter of 2000.

We expect to incur additional merger-related expenses totaling approximately $15 million upon consummation of the merger in the fourth quarter of 2000.

5. COMMITMENT AND CONTINGENCIES

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

6. REPORTING COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes net income (loss) and unrealized gains and losses on investments. The accumulated balance of other comprehensive income
(loss) is disclosed as a separate component of stockholders' equity.

The following table summarizes information about our comprehensive income (loss) for the three months and nine months ended September 30, 2000 and 1999, in thousands:


                                                     THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                        SEPTEMBER 30,                      SEPTEMBER 30,
                                                    2000              1999            2000              1999

     Net income (loss)                         $   (98,700)         $ 3,536         $   (76,801)     $   18,884
     Other comprehensive income (loss):
         Unrealized income (loss) on
           investments                                 593             (360)                767          (1,456)
                                               ------------         -------         -----------      ----------
     Comprehensive income (loss)               $   (98,107)         $ 3,176         $   (76,034)     $   17,428
                                               ===========          ========        ===========      ==========


7. SEGMENT INFORMATION

We operate in two business segments: (1) pharmaceutical products and (2) research and development. The pharmaceutical products segment markets prescription pharmaceutical products for the treatment of infectious diseases and respiratory conditions. The research and development segment manages the development of Spiros. Each of our segments operates solely within the United States. Three wholesale customers accounted for 15%, 14% and 12% of pharmaceutical product sales, respectively, for the nine months ended September 30, 2000, and three wholesale customers accounted for 16%, 13% and 12% of pharmaceutical product sales, respectively, for the same period in 1999.

The following table summarizes information about our operating segments for the three months and nine months ended September 30, 2000 and 1999, in thousands:


                                                  THREE MONTHS ENDED                               NINE MONTHS ENDED
                                                     SEPTEMBER 30,                                    SEPTEMBER 30,
                               ------------------------------------------------- -------------------------------------------------
                                 PHARMACEUTICAL      RESEARCH AND                   PHARMACEUTICAL   RESEARCH AND
                                    PRODUCTS          DEVELOPMENT   CONSOLIDATED       PRODUCTS      DEVELOPMENT      CONSOLIDATED
Total revenues          2000       $   58,000         $   12,127    $   70,127      $   186,493     $   50,944        $ 237,437
                        1999       $   54,271         $   17,289    $   71,560      $   161,526     $   49,287        $ 210,813

Operating income        2000       $   (1,926)        $ (106,401)   $ (108,327)     $    18,889     $ (100,665)       $ (81,776)
                        1999       $    5,566         $    3,284    $    8,850      $    23,374     $    9,016        $  32,390



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

OVERVIEW

We are engaged in marketing and selling prescription products that treat infectious, respiratory and dermatological diseases. We execute our business strategy by (1) acquiring currently-marketed pharmaceutical products to support our presence in high-prescribing physicians' offices and the hospital market, and (2) developing Spiros-Registered Trademark-, a pulmonary drug delivery system for both topical and systemic delivery of medications. We currently market 17 patent protected and/or branded prescription products. Our operations are divided into two business segments: (1) pharmaceutical products and (2) research and development. The pharmaceutical products segment markets prescription pharmaceutical products for the treatment of infectious, respiratory and dermatological diseases. The research and development segment manages the development of Spiros. Each of our segments operates solely within the United States.

RECENT DEVELOPMENTS

On October 2, 2000, we entered into an agreement with Glaxo Wellcome, Inc. ("Glaxo") granting us exclusive U.S distribution rights to Glaxo's line of five dermatology products. Under the agreement, Dura will make payments to Glaxo through 2002 for the purchase of product supply, distribution fees, and an option fee. At the end of 2002, we can exercise an option to acquire all of the products at a predetermined multiple of 2002 sales, subject to specified minimum and maximum amounts. This agreement will result in increased pharmaceutical sales and sales, general and administrative expenses beginning in the fourth quarter of 2000. During the fourth quarter we will establish a separate sales organization to commence promotion of the products.

On September 10, 2000, we entered into a definitive merger agreement with Elan Corporation, plc ("Elan") under which Elan will acquire all of our outstanding common stock. Pursuant to the agreement, each Dura stockholder will receive 0.6715 of an Elan ADS for each share of Dura common stock. Based upon Elan's closing stock price on September 8, 2000 of $52.125, the transaction has a value of $35.00 per Dura share and a total transaction value of approximately $1.8 billion. This transaction will be accounted for as a pooling of interests. The merger was approved by our stockholders and became effective on November 9, 2000.

On August 31, 2000, we acquired Spiros Corp. II. The purchase price totaled $108.9 million, consisting of cash of $88.5 million and five-year warrants to purchase approximately 1.2 million shares of our stock at a price of $17.94 per share. The cash portion of the consideration was paid from our existing cash and short-term investments. The principal assets acquired through the merger include the right to use our proprietary Spiros dry powder drug delivery systems with specified compounds that had previously been licensed to Spiros Corp. II as well as its cash and short-term investments of approximately $30 million. In conjunction with this acquisition, we recorded a one-time charge for acquired in-process technology totaling approximately $87.9 million. The portion of the purchase price allocated to in-process technology was based on the preliminary results of an independent valuation of the net assets acquired. This allocation is subject to change based on the final results of the independent valuation.

On July 24, 2000 we announced the implementation of a refocused strategy by which we began substantially reducing our overall development spending while increasing both our commitment to our collaboration with Eli Lilly & Company on the inhaled insulin program and our effort to establish collaborative relationships to develop next generation, motorless Spiros systems. As part of our strategy, we discontinued the development of all motorized Spiros cassette programs, including Beclomethasone Spiros-TM- and Budesonide Spiros-TM-. The decision to terminate these programs was based on the significant advancements in the new next generation Spiros technology platform, the substantial costs to complete the cassette programs and the normal clinical and regulatory risks associated with pharmaceutical product development, all weighed against our assessment of the U.S. oral inhaled steroid market in 2002 and beyond, when these product candidates were targeted to reach the market. In connection with the termination of the motorized Spiros cassette development programs, we recorded a restructuring charge in the third quarter of 2000 of approximately $14.2 million. The components of this charge include severance costs for terminated employees, impairment of research and manufacturing equipment utilized solely for motorized Spiros cassette programs, and costs to satisfy contractual commitments associated with these programs. A summary of these costs is as follows (in thousands):


     Employee severance costs                                            $ 1,287
     Write down of property, plant and equipment                           9,633
     Accrual for contractual commitments                                   3,137
     Other                                                                   143
                                                                     -------------
     Total restructuring costs                                            14,200
     Non-cash expenses                                                    (9,730)
     Cash payments through September 30, 2000                             (1,574)
                                                                     -------------

     Restructuring liability as of September 30, 2000                    $ 2,896
                                                                     =============


Because the motorized Spiros cassette development programs were funded by Spiros Corp. II under the related development agreement, the termination of these programs will not significantly affect our results of operations. However, the write-off of property, plant and equipment will reduce our depreciation by approximately $1.5 million per year, and the reduction in our workforce will reduce our salaries and benefits by approximately $3.5 million per year. We expect to pay the remaining $2.9 million of exit costs by December 31, 2000.

RESULTS OF OPERATIONS

The following table summarizes our results of operations, in thousands, except per share amounts:


                                                     THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                        SEPTEMBER 30,                        SEPTEMBER 30,
                                                    2000             1999               2000            1999
     Total revenues                             $   70,127         $ 71,560          $ 237,437       $ 210,813
     Operating income (loss)                    $ (108,327)        $  8,850          $ (81,776)      $  32,390
     Net income (loss)                          $  (98,700)        $  3,536          $ (76,801)      $  18,884
     Earnings (loss) per share - diluted        $    (2.20)        $   0.08          $   (1.73)      $    0.41


NET INCOME (LOSS)

Net loss for the three months ended September 30, 2000 was $98.7 million, or $2.20 per diluted share, which included pre-tax charges totaling $103.2 million for acquired in-process technology, restructuring and merger expenses. Excluding the net of tax impact of these charges, we would have reported net income of $4.5 million, or $0.09 per diluted share, compared to net income of $3.5 million, or $0.08 per diluted share, for the same period in 1999. Net loss for the nine months ended September 30, 2000 was $76.8 million, or $1.73 per diluted share, which included a $3.5 million pre-tax gain in other income from the sale of a long-term investment in the first quarter and a pre-tax charge totaling $103.2 million for acquired in-process technology, restructuring and merger expenses in the third quarter. Net income for the nine months ended September 30, 1999 includes pre-tax charges totaling $3.5 million in other expense that we incurred for settling all litigation with Scandipharm, Inc in the third quarter of 1999. Excluding the net of tax impact of these nonrecurring gains and charges, we would have reported net income of $24.2 million, or $0.51 per diluted share, for the nine months ended September 30, 2000 compared to $21.3 million, or $0.47 per diluted share, for the same period in 1999. Factors that affected our operating results are discussed below.

SALES AND GROSS PROFIT

Sales for the three months ended September 30, 2000 increased $3.7 million, or 7%, over the same period in 1999. This increase is primarily due to an increase in sales of one of our hospital products, Maxipime-Registered Trademark-, and sales of Alocril-TM- and Ocuflox-Registered Trademark-, two products that we began promoting in the second quarter of 2000. Gross profit, or sales less cost of sales, for the three months ended September 30, 2000 increased $657,000, or 1%, over 1999. Gross profit as a percentage of sales decreased from 81% for the three months ended September 30, 1999 to 77% for the same period in 2000 due to a higher percentage of sales for the quarter coming from products with lower margins. Sales for the nine months ended September 30, 2000 increased $25.5 million, or 16%, over the same period in 1999. This increase is due to increased sales of each of our promoted products, Maxipime, Azactam-Registered Trademark-, Ceclor-Registered Trademark- CD and Nasarel-Registered Trademark-, as well as sales of Alocril and Ocuflox. Gross profit for the nine months ended September 30, 2000 increased $17.3 million, or 13%, over 1999 as a result of the increase in sales during the period. Gross profit as a percentage of sales decreased from 80% for the nine months ended September 30, 1999 to 79% for the same period in 2000.

CONTRACT REVENUE

Contract revenue relates primarily to amounts received by us for development work we perform on our Spiros pulmonary drug delivery system, as well as milestone and technology access payments, under agreements with Spiros Corp. II and Eli Lilly & Company. Contract revenues for the three months ended September 30, 2000 were $12.1 million, of which $6.9 million was from Spiros Corp. II, as compared to $17.3 million for 1999, of which $14 million was from Spiros Corp.
II. Contract revenues for the nine months ended September 30, 2000 were $51.2 million, of which $36.1 million was from Spiros Corp. II, as compared to $50.1 million for 1999, of which $38.8 million was from Spiros Corp. II. Contract revenues may fluctuate from period to period based on the level of research funding received as well as the achievement of milestones and receipt of technology access payments from our partners. As a result of our acquisition of Spiros Corp. II on August 31, 2000, we no longer receive contract revenue from Spiros Corp. II.

CLINICAL, DEVELOPMENT AND REGULATORY EXPENSES

Clinical, development and regulatory expenses for the three months ended September 30, 2000 remained consistent at $13 million compared to the same period in 1999, and increased $7 million, or 19%, for the nine months ended September 30, 2000 over 1999. This increase is due to increased development activity conducted under the agreements covering the use of various compounds with Spiros as discussed above. As previously announced, clinical, development and regulatory expenses have declined since the second quarter of 2000 as we began implementing the refocused strategy described above in "Recent Developments."

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the three months ended September 30, 2000 increased $8.6 million, or 25%, over 1999 and increased as a percentage of total revenues from 48% in 1999 to 61% in 2000. The dollar and percentage increases relate primarily to an increase in sales and marketing costs to promote our hospital products. Selling, general and administrative expenses for the nine months ended September 30, 2000 increased $20.5 million, or 22%, over 1999 and increased as a percentage of total revenues from 45% to 49%. These increases also relate primarily to an increase in sales and marketing costs to promote our hospital products.

PRODUCT RIGHTS AMORTIZATION

Product rights amortization for the three months ended September 30, 2000 increased $698,000, or 14%, over 1999 and increased $1.8 million, or 12%, for the nine months ended September 30, 2000 over 1999. These increases are due to the amortization of specific product rights that increased due to additional contingent product acquisition payments being made after September 30, 1999.

CHARGES FOR ACQUIRED IN-PROCESS TECHNOLOGY, RESTRUCTURING AND MERGER EXPENSES

As discussed above in "Recent Developments," we incurred charges during the third quarter of 2000 related to unusual or nonrecurring events. In connection with the acquisition of Spiros Corp. II, we recorded a charge of $87.9 million for the portion of the purchase price allocated to in-process technology.

We also recorded restructuring charges totaling $14.2 million relating to our decision to discontinue all motorized Spiros cassette development programs. The restructuring charges are for employee severance costs, the write-down for the impairment of property and equipment, and contract termination costs. Finally, we incurred $1.1 million of expenses relating to our merger with Elan. Additional expenses totaling approximately $15 million will be incurred in the fourth quarter of 2000 upon consummation of the merger.

OTHER INCOME

Other income increased approximately $4.3 million for the three months ended September 30, 2000 over 1999 due primarily to the $3.5 million charge to other expense for the settlement of Scandipharm litigation in the third quarter of 1999. Other income increased $9.1 million for the nine months ended September 30, 2000 over 1999 due primarily to a $3.5 million pre-tax gain on the sale of a long-term investment recognized in the first quarter of 2000 as well as the $3.5 million litigation settlement in the third quarter of 1999.

PROVISION (BENEFIT) FOR INCOME TAXES

The company recorded a $400,000 expense for income taxes for the nine months ended September 30, 2000 as compared to an effective tax rate of 34% or $9.8 million expense for the same period in 1999. The decrease is attributable to the tax loss position of the company for the nine months ending September 30, 2000 resulting primarily from tax deductions arising as a result of our acquisition of Spiros Corp. II.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and short-term investments decreased by $24.2 million from $274.4 million at December 31, 1999 to $250.2 million at September 30, 2000. This decrease is due to cash paid in conjunction with our merger with Spiros Corp. II and cash used for capital expenditures, offset by cash provided by operating activities and proceeds from the sale of a long-term investment. Working capital decreased by $56.3 million from $255.9 million at December 31, 1999 to $199.6 million at September 30, 2000.

We have outstanding $287.5 million principal amount of notes due July 15, 2002 with interest payable semiannually at a coupon rate of 3.5%. The notes are convertible, at the option of the holder, into shares of common stock at any time prior to maturity or redemption at a conversion price of $50.635 per share. The notes contain a change in control provision that became effective upon our merger with Elan. Under this provision, holders of the notes have the right, for a limited period of time, to require us to repurchase their notes for their face value plus accrued interest. The holders of the notes must exercise this right within 40 days from the consummation of the merger, which occurrred on November 9, 2000.

In addition to the notes, as of September 30, 2000, we had outstanding an aggregate of $62.6 million in current and other long-term obligations related to our product acquisitions, of which $2 million is to be paid during the next 12 months. As of September 30, 2000, additional payments totaling approximately $155 million, estimated based on historical sales levels of the related products, are contingent upon the levels of future sales of specified products, and approximately $55 million are contingent upon the continued absence of competing formulations of specified products as defined in the respective acquisition and licensing agreements. These contingent amounts are payable through 2004, including approximately $60 million contingently due within the next 12 months.

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

WE INTEND TO CONTINUE TO PURSUE OUR STRATEGY OF ACQUIRING COMPLEMENTARY PRODUCTS WHICH COULD REQUIRE THE USE OF SIGNIFICANT CAPITAL RESOURCES AND DIVERT OUR MANAGEMENT'S ATTENTION.

As part of our business strategy, we intend to continue to pursue the acquisition of complementary products. These acquisitions could require the use of a large amount of our available capital resources. For example, in December 1998, we acquired Maxipime and Azactam from Bristol-Myers Squibb Company for an initial payment of $60 million, a payment of $70 million due in 2003 and additional contingent payment amounts. We may not be successful in identifying appropriate acquisition candidates in the future. If an appropriate acquisition candidate is identified, we may be unable to successfully negotiate the terms of any acquisition. Negotiation of potential acquisition targets could also divert our management's time and resources. Further, depending on the acquisition opportunities available and our use of existing funds to satisfy existing capital and operating needs, we may need to raise additional funds to finance these transactions. If adequate funds are not available when needed on terms acceptable to us, our ability to complete acquisitions could be limited. Our sales force may not be able to successfully market and sell any new products for any number of reasons. These include the refusal of third-party medical payors to agree to provide reimbursement for the products at a level sufficient for us to achieve market acceptance of the products, or our inability to maintain sufficient price levels for the products to enable us to realize an appropriate return on our investment.

IF SALES OF ANY ONE OR MORE OF OUR KEY PRODUCTS DECREASE, OUR RESULTS OF OPERATIONS COULD BE ADVERSELY AFFECTED.

Our revenues and earnings are primarily attributable to a limited number of key products. We believe that revenues from our key products will continue to constitute the majority of our revenues for the foreseeable future. Accordingly, any factor adversely affecting either the availability of or demand for these promoted products, or the market or pricing for these products, would adversely affect our business and our results of operations. For example, each of our promoted products could be rendered obsolete or uneconomical by regulatory or competitive changes. Also, the marketing and sale of our promoted products could be adversely affected by other factors, including:

-     manufacturing or supply interruptions;
- the development of new competitive pharmaceuticals to treat the conditions addressed by our promoted products;
- factors affecting the cost of production, marketing or pricing actions by one or more of our competitors;
-     changes in the prescribing practices of our target physicians;
-     changes in the reimbursement policies of third-party payors;
-     product liability claims; or
- suspension of regulatory approvals required to manufacture and market our products.

SEASONALITY AND THE TIMING AND SEVERITY OF THE WINTER COLD AND FLU SEASON CAN HAVE AN ADVERSE EFFECT ON OUR OPERATING RESULTS.

Historically, as a result of variations in the timing and severity of the winter cold and flu season, industry-wide demand for our respiratory products has been stronger in the first and fourth quarters than in the second and third quarters of the year. In addition, variations in the timing and severity of the winter cold and flu season have influenced our results of operations in the past and may influence them again in the future. For example, the short flu season during the first quarter of 2000 negatively impacted sales of Ceclor CD.

WE NEED TO BUILD A DERMATOLOGICAL SALES FORCE TO MARKET OUR NEWLY ACQUIRED DERMATOLOGICAL PRODUCTS AND TO COMPETE SUCCESSFULLY IN THE SPECIALIZED DERMATOLOGICAL MARKET.

In September 2000, we signed an agreement with Glaxo Wellcome Inc. to become Glaxo's exclusive U.S. distributor of Cutivate-Registered Trademark-, Temovate-Registered Trademark-, Aclovate-Registered Trademark-, Oxistat-Registered Trademark-, and Emgel-Registered Trademark-, our first acquisition of dermatological products. By early 2001, we intend to build a sales force of approximately 75 sales and marketing professionals focused on approximately 5,000 dermatologists responsible for the majority of the prescriptions in this specialized market. The dermatology market is a new specialized market for us and we have had no previous sales experience in this market. We may not be successful in our efforts to hire qualified field sales representatives with the necessary experience selling to dermatologists. Our success with these products in this new specialized market is dependent upon effectively building this sales and marketing capability. If we are not able to effectively promote these products our pharmaceutical sales could be reduced.

OUR RECENT ACQUISITION OF SPIROS DEVELOPMENT CORPORATION II, INC. WILL SIGNIFICANTLY REDUCE OUR CONTRACT REVENUES AND RESULTED IN A MATERIAL CHARGE TO OUR EARNINGS IN THE THIRD QUARTER OF 2000, THE PERIOD IN WHICH THE MERGER WAS COMPLETED.

We recorded contract revenue for payments Spiros Corp. II made for development costs that we incurred on its behalf and for technology access fees. Our contract revenues from Spiros Corp. II totaled $55.5 million for the year ended December 31, 1999 and $36.1 million for the nine months ended September 30, 2000. The merger will result in a significant reduction of contract revenue to us. In addition, we recorded a $87.9 million charge for acquired in-process technology in the third quarter of 2000, the period in which the merger was completed.

COMPETITION FOR THE ACQUISITION OF RIGHTS TO NEW PRODUCTS AND TECHNOLOGIES MAY PREVENT US FROM ACHIEVING TARGETED GROWTH RATES.

Our strategy for growth is dependent, in part, on our ability to continue to acquire or in-license new products and technologies on acceptable terms, such as our October 2000 acquisition of exclusive U.S. distribution rights to five dermatology products from Glaxo Wellcome, Inc. The failure to successfully acquire or market new products would limit the future growth of our business. Other companies, including some with substantially greater resources, are competing with us for the rights to such products. We may not be able to acquire additional products on acceptable terms, or at all.

WE MAY NOT BE SUCCESSFUL IN ATTRACTING COLLABORATORS TO DEVELOP OUR SPIROS
SYSTEM.

In connection with our refocused business strategy, we intend to commit a targeted level of funding to the development of our Spiros pulmonary drug delivery system and, following exhaustion of those funds, to pursue further development of Spiros solely in collaboration with third parties. We may not be successful in attracting third-party collaborators on acceptable terms, or at all. Further, any third party collaborator we do attract may pursue other initiatives which compete with the Spiros development program. If we are not successful in attracting collaborative partners or establishing collaborations in the near future on acceptable terms, we could terminate the development of our Spiros systems.

ALTERNATIVE SUPPLIERS TO OUR THIRD-PARTY MANUFACTURERS MAY NOT BE AVAILABLE ON A TIMELY BASIS, WHICH COULD IMPAIR OUR ABILITY TO MEET OUR SHIPPING REQUIREMENTS AND RESULT IN REDUCED PHARMACEUTICAL SALES.

We do not have the capability to manufacture the products we currently sell. As a result, we are dependent on third-party contract manufacturers for the supply of all of our products. These products are supplied under short-term and long-term supply agreements. If these manufacturers were unable to supply product, it could be difficult for us to secure alternative sources of supply in a timely manner. If we were unable to obtain quality products from any of our third-party manufacturers in a timely fashion, we would be required to form relationships with new manufacturers. The process may involve delays as a result of the need for us to negotiate and enter into contracts with the manufacturers, as well as the regulatory process involved in obtaining approval for manufacture of these products by the new manufacturer. This would impair our ability to ship product to our customers and would result in reduced pharmaceutical sales and increased expenses associated with identifying and qualifying alternate manufacturers.

IF WE LOSE KEY PERSONNEL OR ARE UNABLE TO ATTRACT AND RETAIN QUALIFIED PERSONNEL AS NECESSARY, IT COULD IMPAIR OUR OPERATIONS AND DELAY OUR SPIROS PROGRAM.

Our success depends on the principal members of our scientific and management staff. If we lose the services of one or more of these people, we may be unable to achieve our development objectives. None of our employees, other than Cam L. Garner, our chairman and chief executive officer, and Robert S. Whitehead, our president and chief operating officer, are currently employed under an employment contract. Both Mr. Garner and Mr. Whitehead are employed under separate letter agreements with expiration dates of May 31, 2001 and July 1, 2001. Each contract automatically renews for successive one-year periods.

We may not be able to recruit and retain management and qualified scientific personnel to perform research and development work in the future due to intense competition for personnel among pharmaceutical and other technology-based businesses, universities and research institutions, particularly in the San Diego area. Recruiting and retaining experienced sales personnel is equally difficult but essential to the success of our operations. As of September 30, 2000, we had approximately 1,000 employees, of whom 224 were in research and development and 575 were in sales and marketing.

WE MAY HAVE TO REFINANCE OUR $287.5 MILLION OF OUTSTANDING NOTES ON TERMS THAT MAY NOT BE ATTRACTIVE.

We issued $287.5 million principal amount of 3-1/2% convertible subordinated notes due July 2002. We may desire to refinance the notes at a time when we are not able to do so or on terms that are not attractive to us. Any inability to refinance the notes on attractive terms would increase our borrowing costs and reduce our earnings, or result in significant dilution to our stockholders and decrease the market value of our common stock. The notes contain a change in control provision that became effective upon our merger with Elan. Under this provision, holders of the notes have the right, for a limited period of time, to require us to repurchase their notes for the face value plus accrued interest. The holders of the notes must exercise this right within 40 days from the consummation of the merger, which occurred on November 9, 2000.

GROSS MARGINS ON PHARMACEUTICAL PRODUCTS MAY DECREASE AS A RESULT OF COMPETITIVE PRESSURES OR HEALTHCARE REFORM EFFORTS.

We do not have proprietary protection for several of the products we sell, and other pharmaceutical companies sell substitutes for such products. In addition, the average selling prices for many of our products may decline over time due to competitive and reimbursement pressures. We may not be successful in any efforts we take to mitigate the effect of a decline in average selling prices. Our commercial success will depend in part on the price that third-party healthcare payors, such as government and private health insurers and managed-care organizations, are willing to pay for our products. These third-party payors continually challenge the pricing of medical products and services. Further, many managed-care organizations limit the number of pharmaceutical products they approve for reimbursement. The competition between pharmaceutical companies to get products approved for reimbursement may also result in downward pricing pressure in the industry. In addition, the trend toward managed health care in the United States, as well as legislative proposals to reform health care and government insurance programs could significantly influence the purchase of pharmaceutical products, resulting in lower prices and a reduction in product demand. A decline in the average selling prices would reduce our gross margins and negatively impact our business.

OUR INABILITY TO OBTAIN PATENTS AND PROTECT OUR PROPRIETARY RIGHTS COULD HAVE A DETRIMENTAL EFFECT ON OUR COMMERCIAL SUCCESS.

Our ability to obtain patents on current or future products or technologies, defend our patents, maintain trade secrets and operate without infringing upon the proprietary rights of others, both in the United States and abroad, is uncertain. Patents may never issue from the applications we have filed. Even if issued or licensed to us, patents may not be enforceable, provide substantial protection from competition or be of commercial benefit to us. Further, we may not possess the financial resources necessary to enforce or defend any patent rights we obtain. Our success will also depend upon avoiding the infringement of patents issued to competitors and upon maintaining the technology licenses upon which some of our products are based. Litigation, which is costly and may distract our management's attention, may be necessary to enforce our patent and license rights or to determine the scope and validity of proprietary rights of third parties. If any of our products or technologies are found to infringe upon patents or other rights owned by third parties, we could be required to obtain a license to continue to manufacture or market these products or technologies. Licenses to these patent rights may not be available to us on commercially reasonable terms, or at all. If we do not obtain these licenses, we could encounter delays in marketing affected products or technologies or we could find that the development, manufacture or sale of products requiring these licenses is not possible.

WE ARE INVOLVED IN A SECURITIES CLASS ACTION LAWSUIT AND CANNOT PREDICT THE ULTIMATE OUTCOME OR POSSIBLE LOSS THAT COULD RESULT FROM THAT LAWSUIT.

In January 1999, several securities class action suits were filed against us and a number of our current or former officers and directors in the U. S. District Court for the Southern District of California. These lawsuits, which have been consolidated, allege violations of the federal securities laws, and purport to seek damages on behalf of a class of stockholders who purchased our common stock during a defined period. The ultimate outcome of this lawsuit and any other litigation in which we may become involved cannot be predicted. An adverse outcome in any of these actions could require us to make a significant cash payment and could reduce our earnings.

PRODUCT LIABILITY CLAIMS MAY REDUCE DEMAND FOR OUR PRODUCTS OR SUBJECT US TO DAMAGE CLAIMS THAT EXCEED OUR INSURANCE COVERAGE.

We face an inherent business risk of exposure to product liability claims in the event that the use of our products or technologies is alleged to have resulted in adverse effects. Such liability might result from claims made directly by healthcare institutions, contract laboratories or others selling or using our products. We currently maintain product liability insurance coverage of $30 million; however, any product liability claim in excess of our insurance coverage would have to be paid out of our cash reserves which would reduce our capital resources. The level or breadth of any insurance coverage that we currently maintain may not be sufficient to cover potential claims. We currently have no plans to expand or increase our product liability insurance coverage. Adequate insurance coverage may not be available in the future at acceptable costs, if at all, or in sufficient amounts to protect us against any such liability.

MANY POTENTIAL COMPETITORS WHO HAVE GREATER RESOURCES AND EXPERIENCE THAN US MAY DEVELOP PRODUCTS AND TECHNOLOGIES THAT MAKE OUR PRODUCTS AND TECHNOLOGIES OBSOLETE.

Many companies, including large pharmaceutical firms with financial and marketing resources and development capabilities substantially greater than ours, are developing, marketing and selling products that compete with those that we offer. Our current competitors include Bristol-Myers Squibb Company, Schering Plough, Hoffman LaRoche, American Home Products and Glaxo Wellcome. Our failure to effectively respond to the competitive pressures of our industry would have an adverse effect on our business and results of operations. The selling prices of pharmaceutical products typically decline as competition increases. Further, other products now in use or under development by others may be more effective than our current or future products. The industry is characterized by rapid technological change, and competitors may develop their products more rapidly than we do. Competitors may also be able to complete the regulatory process sooner, and therefore, may begin to market their products in advance of our products.

BEFORE ANY SPIROS PRODUCT CAN BE MARKETED, THE FDA MUST APPROVE EACH PRODUCT, WHICH IS A DIFFICULT AND TIME-CONSUMING PROCESS AND IS NOT ASSURED.

The development, testing, manufacturing and marketing of pharmaceutical products are subject to extensive regulation by governmental authorities, including the FDA. The FDA must approve each Spiros product before that product can be manufactured or marketed for commercial sale. The review and approval process mandated by the FDA is very rigorous, requiring extensive preclinical and clinical testing as well as determining manufacturing capability and product performance. The FDA may never approve any of the Spiros products, which may be developed in collaboration with third parties, and this may negatively affect our revenues.

WE COULD HAVE DIFFICULTY COMMERCIALIZING SPIROS PRODUCTS IF EITHER WE, OR ANY THIRD-PARTY MANUFACTURER UPON WHOM WE RELY, DO NOT SUCCESSFULLY EXPAND MANUFACTURING CAPABILITY AND COMPLY WITH GOVERNMENTAL REGULATIONS.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We invest our excess cash and short-term investments in U.S. government and corporate debt securities with high quality credit ratings and maturities of less than two years. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our investments and, therefore, impact our cash flows and results of operations. At September 30, 2000, we had outstanding subordinated notes totaling $287.5 million that mature in July 2002. The notes have a fixed interest rate of 3 1/2 percent. Accordingly, while changes in interest rates may affect the fair market value of the notes, they do not impact our cash flows or results of operations. As of September 30, 2000, the notes had a fair market value of $278.2 million. We are not exposed to risks for changes in foreign currency exchange rates, commodity prices, or any other market rates.

                           PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

See note 5 to the consolidated financial statements.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

1)         2.1    Agreement and Plan of Merger (the "Merger Agreement"), dated as of September 10, 2000, by and among Elan Corporation, plc, a public limited company organized under the laws of Ireland
                  ("Elan"), Carbon Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of Elan, and Dura Pharmaceuticals,
                  Inc., a Delaware corporation ("Dura"). (Exhibits to the Merger
                  Agreement have been omitted and will be supplementally
                  provided to the SEC upon request.)
1)         4.1    Second Amendment to the Rights Agreement dated September 10,
                  2000 between Dura and ChaseMellon Shareholder Services, L.L.C.
            11    Statements re Computations of Net Income Per Share
            27    Financial Data Schedule

1) Incorporated by reference to the Company's current report on Form 8-K filed September 11, 2000.

(b)  Reports on Form 8-K

On July 25, 2000, we filed a current report on Form 8-K dated July 24, 2000, reporting the implementation of the refocused strategy to enhance stockholder value.

On July 27, 2000, we filed a current report on Form 8-K dated July 27, 2000, reporting that we announced our earnings for the second quarter of 2000.

On September 11, 2000, we filed a current report on Form 8-K dated September 10, 2000, reporting that we entered into an agreement and plan of merger between Elan Corporation, plc and Carbon Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of Elan.

On September 15, 2000, we filed a current report on Form 8-K dated August 31, 2000, reporting that we completed the acquisition of Spiros Development Corporation II, Inc.

                                   SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                            DURA PHARMACEUTICALS, INC.



DATE  NOVEMBER 13, 2000                     /s/ MICHAEL T. BORER
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